Form 10-Q
period 1995-09-30
CAPITAL SOURCE L P
filed 1995-11-14
CIK 775629

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended September 30, 1995 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File Number:  0-16497

                        CAPITAL SOURCE L.P.
     (Exact name of registrant as specified in its charter)

          Delaware                                52-1417770
(State or other jurisdiction                    (IRS Employer
of incorporation or organization)            Identification No.)


Suite 400, 1004 Farnam Street, Omaha, Nebraska          68102
(Address of principal executive offices)                (Zip Code)


                       (402) 444-1630
(Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES   X                  NO

Part I.  Financial Information
  Item 1.  Financial Statements
CAPITAL SOURCE L.P.
BALANCE SHEETS

                                                                                 											Sept. 30, 1995
                                                                                                (Unaudited)		    Dec. 31, 1994
                                                                                            ---------------     ---------------
Assets
	Investment in real estate:
		Land								                                                                             $	    3,093,671	    $	    3,093,671
		Buildings								                                                                             35,505,314		        35,505,314
		Personal property								                                                                      2,004,057		         1,991,554
                                                                                            ---------------     ---------------
                                                                                            				40,603,042		        40,590,539
		Less accumulated depreciation								                                                         (8,777,910)		       (8,142,887)
                                                                                            ---------------     ---------------
		Net investment in real estate			                                                              31,825,132		        32,447,652
                                                                                            ---------------     ---------------
	Cash and temporary cash investments, at cost
		which approximates market value (Note 5)							                                                1,729,372		         2,351,857
	Escrow deposits and property reserves 								                                                  1,655,659		         1,371,560
	Investment in U.S. government securities (Note 5)							                                          997,815		              -
	Investment in GNMA security (Note 8)								                                                    7,121,571		         7,145,554
	Investment in mortgage-backed securities (Note 5)							                                        1,693,102		         1,822,428
	Interest and other receivables								                                                            122,200		            28,455
	Deferred mortgage issuance costs, net								                                                   2,417,839		         2,519,546
	Other assets								                                                                              555,427		           416,647
                                                                                            ---------------     ---------------
			                                                                                        $	   48,118,117	    $	   48,103,699
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable and accrued expenses 						                                             $	    1,347,962	    $	    1,143,750
		Distribution payable (Note 3) 								                                                           860,587		           860,587
		Mortgage loan payable (Note 7)								                                                         6,395,004		         6,395,004
		Interest payable								                                                                         335,475		           349,158
		Due to operating partnerships' general partners and their affiliates (Note 4)					             4,504,831		         4,512,113
                                                                                            ---------------     ---------------
				                                                                                            13,443,859		        13,260,612
                                                                                            ---------------     ---------------
	Minority interest 				                                                                            225,016		           227,365
                                                                                            ---------------     ---------------
	Partners' Capital (Deficit)
		General Partners								                                                                        (271,165)		         (269,500)
		Limited Partners ($10.29 per BAC in 1995 and $10.34 in 1994)					                             34,720,407		        34,885,222
                                                                                            ---------------     ---------------
				                                                                                            34,449,242		        34,615,722
                                                                                            ---------------     ---------------
			                                                                                        $	   48,118,117	    $	   48,103,699
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the		           For the		      For the Nine	       For the Nine
                                                     Quarter Ended		     Quarter Ended		      Months Ended		      Months Ended
                                                    Sept. 30, 1995		    Sept. 30, 1994	  	  Sept. 30, 1995		    Sept. 30, 1994
                                                    ---------------     ---------------     ---------------     ---------------
Income
	Rental income			                                  $	    1,790,268	    $	    1,964,722	    $	    5,343,855	    $	    5,859,366
	Mortgage-backed securities income				                      32,647		            41,325             101,229		            41,325
	Interest on GNMA securities				                           155,845		              -              		468,062		              -
	Interest on temporary cash investments
		and U.S. government securities				                        45,474		            30,457		           128,496		           120,653
	Other income				                                           67,796		            37,129		           172,922		           172,488
                                                    ---------------     ---------------     ---------------     ---------------
		                                                       2,092,030	          2,073,633		         6,214,564		         6,193,832
                                                    ---------------     ---------------     ---------------     ---------------
Expenses
	Real estate operating expenses				                        925,875		           698,264		         2,471,122		         2,301,986
	Depreciation 				                                         261,793		           277,010		           635,023		           779,145
	Interest expense				                                      145,555		           141,649		           422,205		           425,937
	General and administrative expenses (Note 4)
		Investor servicing				                                    68,088		            54,577		           169,373		           165,772
		Professional fees				                                     17,142		            13,275		            56,492		            67,925
		Other expenses				                                         1,147		             1,334		             3,154		             6,630
	Amortization 				                                          37,800		            39,295		           101,707		           126,341
                                                    ---------------     ---------------     ---------------     ---------------
		                                                       1,457,400	          1,225,404		         3,859,076		         3,873,736
                                                    ---------------     ---------------     ---------------     ---------------
Minority interest in losses of operating
 partnerships	                                                 661	              1,181		             2,349		             3,751
                                                    ---------------     ---------------     ---------------     ---------------
Net income		                                       $	      635,291	    $	      849,410	    $	    2,357,837	    $	    2,323,847
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
	General Partners 			                              $	        6,353	    $	        8,494	    $	       23,578	    $	       23,238
	Limited Partners 				                                     628,938		           840,916		         2,334,259		         2,300,609
                                                    ---------------     ---------------     ---------------     ---------------
 		                                                $	      635,291	    $	      849,410	    $	    2,357,837	    $	    2,323,847
                                                    ===============     ===============     ===============     ===============
Net income per BAC				                             $	        .1864	    $	        .2492	    $	        .6918	    $        	.6818
                                                    ===============     ===============     ===============     ===============

CAPITAL SOURCE L.P.
STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
(UNAUDITED)

                                                                               General  		         Limited
                                                                              Partners  		        Partners    		         Total
                                                                        ---------------     ---------------     ---------------
Partners' Capital (excluding net unrealized holding gain)
 Balance at December 31, 1994		                                        $	     (269,500)	   $	   34,885,222	    $	   34,615,722
 Net income						                                                               23,578		         2,334,259		         2,357,837
 Cash distributions paid or accrued (Note 3)						                             (25,818)		       (2,555,973)		       (2,581,791)
                                                                        ---------------     ---------------     ---------------
                                                                              (271,740)         34,663,508          34,391,768
                                                                        ---------------     ---------------     ---------------
Net unrealized holding gain
 Balance at December 31, 1994                                                     -                   -                   -
 Change                             						                                         575              56,899		            57,474
                                                                        ---------------     ---------------     ---------------
                                                                                   575              56,899              57,474
                                                                        ---------------     ---------------     ---------------
Balance at September 30, 1995	                                         $	     (271,165)	   $	   34,720,407 	   $	   34,449,242
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine	       For the Nine
                                                                                              Months Ended  		    Months Ended
                                                                                            Sept. 30, 1995  		  Sept. 30, 1994
                                                                                            ---------------     ---------------
Cash flows from operating activities
	Net income                                                                                $	    2,357,837  	  $	    2,323,847
		Adjustments to reconcile net income to net cash
 			provided by operating activities:
			Depreciation and amortization								                                                           736,730  		         905,488
			Amortization of discount on mortgage-backed and U.S. government securities				                   (8,150)		             (708)
			Minority interest in losses of operating partnerships			                                         (2,349)  		         (3,751)
			Increase in interest and other receivables							                                               (93,745)  		        (70,188)
			Increase in escrow deposits and property reserves							                                       (284,099)	          (132,396)
			Increase in other assets								                                                               (138,780)		         (279,301)
			Increase in accounts payable and accrued expenses							                                        204,212		           318,425
			Decrease in due to operating partnerships'
				general partners and their affiliates							                                                    (7,282)		         (212,395)
			Decrease in interest payable								                                                            (13,683)		          (94,504)
                                                                                            ---------------     ---------------
	Net cash provided by operating activities			                                                    2,750,691  		       2,754,517
                                                                                            ---------------     ---------------
Cash flows from investing activities
	Principal payments received on GNMA securities							                                              23,983		              -
	Principal payments received on mortgage-backed and U.S. government securities				                 184,713		            64,764
	Acquisition of mortgage-backed securities							                                                     - 	           (1,943,741)
	Acquisition of U.S. government securities							                                                 (987,578)		             -
	Acquisition of personal property								                                                          (12,503)            	(6,560)
                                                                                            ---------------     ---------------
		Net cash used in investing activities			                                                        (791,385)		       (1,885,537)
                                                                                            ---------------     ---------------
Cash flow used in financing activity
	Distributions								                                                                          (2,581,791)		       (2,581,795)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments			                                            (622,485)		       (1,712,815)
Cash and temporary cash investments at beginning of period	 					                                2,351,857  		       3,926,986
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period		                                     $	    1,729,372  	  $	    2,214,171
                                                                                            ===============     ===============
Supplemental disclosure of cash flow information:
	Cash paid during the period for interest							                                           $	      435,888	    $	      520,441
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
(UNAUDITED)

1.	Organization

Capital Source L.P. (the Partnership) was formed on August 22, 1985, under the Delaware Revised Uniform Limited Partnership Act. The General Partners of the Partnership are Insured Mortgage Equities Inc. and America First Capital Source I, L.L.C. (the General Partners).

The Partnership provided virtually 100% of the debt and equity financing for eight multifamily rental housing properties. The Partnership's investment in the properties consisted of: (i) approximately 85% in the form of permanent mortgages and/or loans to fund construction, and (ii) the balance to purchase up to a 99% limited partnership interest in the operating partnerships which developed, own, and operate the properties. Each loan is insured or guaranteed, in an amount substantially equal to the face amount of the mortgage, by the Federal Housing Administration (FHA) or the Government National Mortgage Association (GNMA). CS Properties I, Inc., which is owned by affiliates of the General Partners, serves as the Special Limited Partner for the operating partnerships. The Special Limited Partner has the power, among other things, to remove the general partners of the operating partnerships under certain circumstances and to consent to the sale of the operating partnerships' assets. The General Partners have negotiated agreements with each operating partnership's general partner whereby the operating partnership's general partner guarantees to fund certain operating deficits of that operating partnership.

The Partnership will terminate subsequent to the sale of all properties but in no event will the Partnership continue beyond December 31, 2030.

2.	Summary of Significant Accounting Policies

	A)	Financial Statement Presentation
 			The consolidated financial statements include the accounts of the
    Partnership and seven subsidiary operating partnerships.  The Partnership is a limited partner with an ownership interest of  up to 99% in six of the subsidiary operating partnerships.  The Partnership's ownership interest in The Ponds at Georgetown L.P. is 30.29%.  The remaining limited partner interest of  68.70% is owned by Capital Source II L.P.-A, an affiliate of the General Partners.  All significant intercompany accounts and transactions have been eliminated in consolidation.

 			The consolidated financial statements are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 1995, and results of operations for all periods presented have been made.

	B)	Investments in U.S. Government Securities and Mortgage-Backed Securities
    On January 1, 1994, the Partnership adopted Statement of Financial
    Accounting Standard No. 115 "Accounting for Certain Investments in Debt and
    Equity Securities" (FAS 115).  FAS 115 requires that investment securities be classified as held-to-maturity, available-for-sale, or trading.  Under
    FAS 115, investments classified as held-to-maturity are carried at amortized cost.  Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital.  Subsequent increases and decreases in the net unrealized gain/loss on the available-for-sale securities will be reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital.  The Partnership does not have investment securities classified as trading.  The adoption of FAS 115 had no impact to partners'
    capital or earnings prior to June 30, 1995, since all investment securities were classified as held-to-maturity.  As described in Note 5, on June 30, 1995, the Partnership reclassified certain investment securities from the held-to-maturity category to the available-for-sale category.

	C)	Depreciation and Amortization
 			Depreciation of real estate is based on the estimated useful life of the properties using the straight-line method.  Deferred mortgage issuance and organization costs are being amortized over their respective periods of benefit.

 D) Revenue Recognition
    The operating partnerships lease multifamily rental units under operating leases with terms of one year or less. Rental revenue is recognized as earned net of any vacancy losses and rental concessions offered.

 E) Income Taxes
 			No provision has been made for income taxes since BAC Holders are required to report their share of the Partnership's income for federal and state income tax purposes.

	F)	Temporary Cash Investments
 			Temporary cash investments are invested in short-term debt securities purchased with original maturities of three months or less.

	G)	Net Income per Beneficial Assignment Certificate (BAC)
 			Net income per BAC is based on the number of BACs outstanding (3,374,222)
    during each period presented.

	H)	Reclassifications
		 	Certain amounts in the 1994 consolidated financial statements have been reclassified to conform with the 1995 presentation.

3.	Partnership Income, Expenses and Cash Distributions

Profits and losses from normal operations and cash available for distribution will be allocated 99% to the investors and 1% to the General Partners.
Certain fees payable to the General Partners will not become due until investors have received certain priority returns. Cash distributions included in the consolidated financial statements represent the actual cash distributions made during each period and the cash distributions accrued at the end of each period.

The General Partners will also receive 1% of the net proceeds from any sale of Partnership assets. The General Partners will receive a termination fee equal to 3% of all sales proceeds less actual costs incurred in connection with all sales transactions, payable only after the investors have received a return of their capital contributions and a 13% annual return on a cumulative basis. The General Partners will also receive a fee equal to 9.1% of all cash available for distribution and sales proceeds (after deducting from cash available or sales proceeds any termination fee paid therefrom) after investors have received a return of their capital contributions and a 13% annual return on a cumulative basis.

4.	Transactions with Related Parties

The General Partners, certain of their affiliates and the operating partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The operating partnerships' general partners provide various on-site property development and management services. There were no property development and management fees for the nine months ended September 30, 1995. Unpaid fees, which are non-interest bearing, are included in amounts due to operating partnerships' general partners and their affiliates on the accompanying consolidated balance sheets and will be paid as the operating partnerships reach specified performance standards or upon sale of the related property.

The General Partners are entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. For the nine months ended September 30, 1995, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during these periods.

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for 1995 was $224,385 ($66,915 for the quarter ended September 30, 1995). Reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

An affiliate of America First Capital Source I, L.L.C. has been retained to provide property management services for Waterman's Crossing, Misty Springs Apartments, and Fox Hollow Apartments (beginning in June, 1995). The fees for services provided in 1995, amounted to $97,198 ($40,459 for the quarter ended September 30, 1995), and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

5.	Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at September 30, 1995:

Cash and temporary cash investments					                                                                       $       884,261
GNMA Certificates						                                                                                              1,693,102
U.S. government securities						                                                                                       997,815
                                                                                                                ---------------
Balance at September 30, 1995					                                                                             $     3,575,178
                                                                                                                ===============

The reserve account was established to maintain working capital for the Partnership and is available for distribution to BAC Holders and for any contingencies related to Permanent Investments and the operation of the Partnership. The GNMA Certificates mature between 2007 and 2009 and the U.S. government securities mature in 1996. On June 30, 1995 the Partnership transferred all securities held in the reserve account from the held-to-maturity classification to the available-for-sale classification. At September 30, 1995, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $2,633,443, $57,474 and $2,690,917 respectively.

6.	Parent Company Only Financial Information

Generally accepted accounting principles require that the Partnership's financial statements consolidate the operating partnerships since the Partnership holds a majority ownership interest and, through CS Properties I, Inc. can exercise control over the general partners. In the consolidated financial statements, the Partnership's investment in FHA Loans and GNMA Certificates is eliminated against the related mortgage payable recorded by the operating partnership. If a mortgage loan goes into default and is foreclosed upon by FHA or GNMA, the respective agency may, at their discretion, repay the FHA Loan or the GNMA Certificate. If this occurs, the Partnership's investment in the operating partnership would be eliminated, resulting in the recognition of a gain on the Partnership's financial statements. This arises because consolidation accounting does not allow the Partnership to stop recording losses from the operating partnerships when the net investment is reduced to zero.

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in operating partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership's capital contributions are adjusted to reflect its share of operating partnership profits or losses and distributions. The investment in operating partnerships represents the Partnership's limited partnership interest in the accumulated deficits of those operating partnerships. The parent company only information is provided to more clearly present the Partnership's investment in the operating partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all operating partnerships were eliminated at September 30, 1995, Partnership capital would increase by $12,097,391 ($3.55 per BAC).

The FHA Loans and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the operating partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loans are subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

Parent Company Only
Condensed Balance Sheets

                                                                                            Sept. 30, 1995		     Dec. 31, 1994
                                                                                            ---------------     ---------------
Assets
	Cash and temporary cash investments			                                                    $	    1,729,372	    $	    2,351,857
	Investment in FHA Loans				                                                                    12,670,380		        12,716,874
	Investment in mortgage-backed securities				                                                   31,549,504		        31,770,666
	Investment in U.S. government securities				                                                      997,815		              -
 Investment in operating partnerships				                                                      (12,097,391)		      (11,858,322)
	Interest receivable				                                                                           364,746		           343,597
	Other assets				                                                                                  218,482		           266,003
                                                                                            ---------------     ---------------
                                                                                           $	   35,432,908	    $	   35,590,675
                                                                                            ===============     ===============
Liabilities and Partners' Capital
	Liabilities
		Accounts payable			                                                                      $	      123,079	    $	      114,366
		Distributions payable				                                                                        860,587		           860,587
                                                                                            ---------------     ---------------
                                                                                                   983,666		           974,953
	Partners' Capital				                                                                          34,449,242		        34,615,722
                                                                                            ---------------     ---------------
			                                                                                        $	   35,432,908    	$	   35,590,675
                                                                                            ===============     ===============

Parent Company Only
Condensed Statements of Income

                                                                                              For the Nine       	For the Nine
                                                                                              Months Ended		      Months Ended
                                                                                     							Sept. 30, 1995     	Sept. 30, 1994
                                                                                            ---------------     ---------------
Income
	Mortgage and mortgage-backed securities income			                                         $	    2,706,860    	$	    2,743,969
	Interest on temporary cash investments	and U.S. government securities                             106,552		           103,582
	Interest on mortgage-backed securities				                                                        101,229		            41,325
	Equity in losses of operating partnerships				                                                   (279,569)		         (275,886)
	Other income				                                                                                    2,400		             1,800
                                                                                             --------------     ---------------
                                                                                             				2,637,472		         2,614,790
Expenses
	Operating and administrative				                                                                  279,635		           290,943
                                                                                             --------------     ---------------
Net income			                                                                               $	   2,357,837	    $	    2,323,847
                                                                                             ==============     ===============

Parent Company Only
Condensed Statements of Cash Flows

                                                                                       							For the Nine      		For the Nine
                                                                                      								Months Ended      		Months Ended
								                                                                                    Sept. 30, 1995		    Sept. 30, 1994
                                                                                            ---------------     ---------------
Cash flows from operating activities
	Net income			                                                                             $	    2,357,837	    $	    2,323,847
	Adjustments to reconcile net income to net cash
		provided by operating activities:
			Equity in losses of operating partnerships				                                                  279,569		           275,886
			Amortization				                                                                                 50,616		            50,616
			Amortization of discount on investment securities				                                            (8,150)		             (708)
			Other non-cash adjustments				                                                                  (15,531)		            4,610
                                                                                            ---------------     ---------------
	Net cash provided by operating activities			                                                    2,664,341		         2,654,251
                                                                                            ---------------     ---------------
Cash flow from investing activities
	FHA Loan and GNMA Certificates principal payments							                                          323,043		           190,970
	Acquisition of U.S. government securities							                                                 (987,578)		       (1,943,741)
	Investment in operating partnerships								                                                      (40,500)		          (32,500)
                                                                                            ---------------     ---------------
	Net cash used in investing activities			                                                         (705,035)		       (1,785,271)
                                                                                            ---------------     ---------------
Cash flow used in financing activity
	Distributions				                                                                              (2,581,791)		       (2,581,795)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments			                                            (622,485)		       (1,712,815)
Cash and temporary cash investments at beginning of period				                                   2,351,857		         3,926,986
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period		                                     $	    1,729,372	    $	    2,214,171
                                                                                            ===============     ===============

7.	Mortgage Loan Payable

The mortgage collateralized solely by Fox Hollow Apartments provides for interest at 8.86% and is payable monthly in payments of $42,495 plus service charges of $2,364 and tax escrow payments of $4,312. The mortgage loan payable of $6,395,004 is recorded on the consolidated balance sheet, since it is no longer eliminated in consolidation. The mortgage is an obligation of the operating partnership which owns the property. A provisional workout agreement was in effect with HUD that extended to April 30, 1996, however HUD sold the mortgage on May 8, 1995. The new mortgage holder has notified the property partnership that foreclosure proceedings may be initiated should the property be unable to pay any accrued interest on the mortgage to bring it current. The General Partners are negotiating a settlement agreement with the mortgage holder.

8.	Investment in GNMA Security

The Falcon Point property was not able to generate sufficient cash flow to service its mortgage loan. Foreclosure proceedings were initiated against the property on October 28, 1994 thereby eliminating the Partnership's equity in the property. The Partnership continues to hold the GNMA Certificate related to Falcon Point which continues to generate interest income at 8.75% for the Partnership. The GNMA Certificate is shown on the consolidated balance sheet since it is no longer eliminated in consolidation. The investment matures on June 15, 2029, and is classified as held-to-maturity. The Partnership estimates that the fair value approximates carrying value at September 30, 1995.

  Item 2.
CAPITAL SOURCE L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership originally acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in five states; (ii) three first mortgage loans insured as to principal and interest by the Federal Housing Administration
(FHA) on multifamily housing properties located in two states; and (iii) Partnership Equity Investments in eight limited partnerships which own the
multifamily properties financed by the GNMA Certificates and FHA Loans.   The
Partnership subsequently received FHA Debentures in payment of the FHA Loan on Fox Hollow Apartments which were paid in full on January 5, 1993. Although the Partnership continues to hold the GNMA Certificate related to Falcon Point Apartments, the Partnership no longer holds an equity investment in Falcon Point Apartments since foreclosure proceedings were initiated on October 28, 1994. Collectively, the GNMA Certificates, the remaining FHA Loans and the remaining Partnership Equity Investments are referred to as the Permanent Investments. The obligations of GNMA and FHA are backed by the full faith and credit of the United States government.

The FHA Loans, GNMA Certificates, U.S. government securities, and Partnership Equity Investments in operating partnerships represent the Partnership's principal assets as shown in the Parent Company Only Financial Information in
Note 6 to the financial statements. The parent company information is presented using the equity method of accounting for the investment in operating partnerships. Generally accepted accounting principles, however, require that the Partnership's financial statements consolidate the operating partnerships, since (i) the Partnership holds a majority ownership, and (ii) through CS Properties I, Inc., it can influence decisions of the general partners in certain circumstances.

The following FHA Loans, GNMA Certificates, and U.S. government securities were owned by the Partnership at September 30, 1995. Interest income from the FHA Loans, GNMA Certificates, and U.S. government securities is the primary source of cash available for distribution to investors.

                                                       Guaranteed	        Interest	             Maturity		            Carrying
Property Name	                                      or Insured By	            Rate			               Date               		Value
----------------------------------------           ---------------       ----------       ---------------       ---------------
Bluff Ridge Apartments	                                       FHA	           8.72%	           11-15-2028	      $	    3,554,593
Falcon Point Apartments	                                     GNMA	           8.75%	           06-15-2029		           7,121,571
Highland Park Apartments	                                     FHA	           8.75%	           11-01-2028		           9,115,787
Misty Springs Apartments	                                    GNMA	           8.75%	           06-15-2029		           4,321,201
The Ponds at Georgetown	                                     GNMA	           9.00%	           12-15-2029		           2,257,063
Waterman's Crossing	                                         GNMA	          10.00%	           09-15-2028		          11,028,779
Water's Edge Apartments	                                     GNMA	           8.75%	           12-15-2028		           5,127,788
Pools of single-family properties	                           GNMA	           7.58%(1)      	2008 to 2009		             829,175
Pools of single-family properties	                           GNMA	           7.58%(1)	      2007 to 2008		             863,927
U.S. government securities	                       U.S. government	           6.41%(1)	        03-31-1996		             997,815
                                                                                                                ---------------
                                                                                                               $	   45,217,699
                                                                                                                ===============

(1) Represents yield to the Partnership.

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                              For the Nine	       For the Nine
                                                                                              Months Ended		      Months Ended
                                                                                            Sept. 30, 1995		    Sept. 30, 1994
                                                                                            ---------------     ---------------
Regular monthly distributions
	Income				                                                                                $	        .6918	    $	        .6320
	Return of capital				                                                                               .0657		             .1255
                                                                                            ---------------     ---------------
				                                                                                                 .7575		             .7575
                                                                                            ===============     ===============
Distributions
	Paid out of cash flow							                                                              $	        .7575	    $	        .7575
                                                                                            ===============     ===============

Regular quarterly distributions to BAC Holders consist primarily of interest received on FHA Loans, GNMA Certificates, and U.S. government securities. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the nine months ended September 30, 1995, a net amount of $429,274 of undistributed cash flow was added to reserves (a net amount of $209,799 for the quarter ended September 30, 1995). The total amount held in reserves at September 30, 1995, was $3,575,178 of which $2,690,917 was invested in GNMA Certificates and U.S. government securities.

The Partnership believes that cash provided by operating activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet its short-term and long-term liquidity requirements, including the payments of distributions to BAC Holders. The Company has no other internal or external sources of liquidity. Under the terms of the Partnership agreement, the Partnership is not authorized to enter into short-term or long-term debt financing arrangements or issue additional BACs to meet short-term and long-term liquidity requirements.

Asset Quality

The FHA Loans and GNMA Certificates owned by the Partnership are guaranteed as to principal and interest by FHA and GNMA, respectively. The obligations of FHA, GNMA, and the government securities are backed by the full faith and credit of the United States government. The Partnership Equity Investments, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate owned by the limited partnerships which own the properties financed by the FHA Loans and GNMA Certificates.

The Partnership continues to hold the GNMA Certificate related to Falcon Point Apartments; however, it is anticipated that the unpaid principal balance of the GNMA Certificate will be paid to the Partnership within the next several months. Until such time, the Partnership will continue to receive full payments of interest and principal.

As previously reported, although the Partnership no longer has an interest in the Fox Hollow mortgage, it has retained its equity interest in the property as a result of a workout arrangement with HUD. On May 8, 1995, HUD sold the Fox Hollow mortgage. While this transaction had no immediate impact on the Partnership, the new mortgage holder has notified the Fox Hollow property that foreclosure proceedings may be initiated should the property be unable to pay any accrued interest on the mortgage to bring it current. The General Partners believe that the equity interest in the Fox Hollow property will ultimately have some value for the Partnership. Therefore, the General Partners are negotiating a settlement agreement with the mortgage holder which would enable the Partnership to retain its equity interest in Fox Hollow.

The overall status of the Partnership's other investments has remained relatively constant since June 30, 1995.

The following table shows the occupancy levels of the properties financed by the Partnership at September 30, 1995:

                                                                                                     Number     	   Percentage
                                                                                  Number         	of  Units         	of  Units
Property Name                     	         Location               	           of  Units          	Occupied         	 Occupied
-------------------------------             --------------------             ------------       ------------       ------------
Bluff Ridge Apartments                      Jacksonville, NC        	                108                	98	               91%
Fox Hollow Apartments 	                     High Point, NC	                          184	               179	               97%
Highland Park Apartments            	       Columbus, OH              	              252           	    247	               98%
Misty Springs Apartments         	          Daytona Beach, FL               	        128           	    128	              100%
The Ponds at Georgetown                    	Ann Arbor, MI              	             134            	   132	               99%
Waterman's Crossing                      	  Newport News, VA        	                260            	   251	               97%
Water's Edge Apartments                 	   Lake Villa, IL               	           108            	   103	               95%
                                                                            -------------       ------------       ------------
	                                                                                  1,174	             1,138	               97%
                                                                            =============       ============       ============

Results of Operations

The tables below compares the results of operations for each period shown.

                                                                               For the		           For the		          Increase
                                                                         Quarter Ended		     Quarter Ended		         (Decrease)
                                                                        Sept. 30, 1995		    Sept. 30, 1994		         From 1994
                                                                        ---------------     ---------------     ---------------
Rental income                                                          $	    1,790,268	    $	    1,964,722	    $	     (174,454)
Mortgage-backed securities income						                                         32,647		            41,325              (8,678)
Interest on GNMA securities						                                              155,845		              -		              155,845
Interest income on temporary cash investments
	and U.S. government securities                                                 45,474		            30,457		            15,017
Other income                                                                    67,796		            37,129		            30,667
                                                                        ---------------     ---------------     ---------------
                                                                             2,092,030		         2,073,633		            18,397
                                                                        ---------------     ---------------     ---------------
Real estate operating expenses			                                              925,875		           698,264		           227,611
Depreciation				                                                               261,793		           277,010		           (15,217)
Interest expense						                                                         145,555		           141,649		             3,906
Investor servicing				                                                          68,088		            54,577		            13,511
Professional fees				                                                           17,142		            13,275		             3,867
Other expenses				                                                               1,147		             1,334		              (187)
Amortization				                                                                37,800		            39,295		            (1,495)
                                                                        ---------------     ---------------     ---------------
                                                                             1,457,400		         1,225,404		           231,996
                                                                        ---------------     ---------------     ---------------
Minority interest in losses of operating partnerships	                             661		             1,181		              (520)
                                                                        ---------------     ---------------     ---------------
Net income	                                                            $	      635,291	    $	      849,410	    $	     (214,119)
                                                                        ===============     ===============     ===============

                                                                          For the Nine      		For the Nine		          Increase
                                                                          Months Ended        Months Ended		         (Decrease)
                                                                        Sept. 30, 1995		    Sept. 30, 1994		         From 1994
                                                                        ---------------     ---------------     ---------------
Rental income                                                         	$	    5,343,855	    $	    5,859,366	    $	     (515,511)
Mortgage-backed securities income						                                        101,229		            41,325              59,904
Interest on GNMA securities						                                              468,062		              -		              468,062
Interest income on temporary cash investments
	and U.S. government securities						                                          128,496		           120,653		             7,843
Other income						                                                             172,922		           172,488		               434
                                                                        ---------------     ---------------     ---------------
		                                                                           6,214,564		         6,193,832		            20,732
                                                                        ---------------     ---------------     ---------------
Real estate operating expenses			                                            2,471,122		         2,301,986		           169,136
Depreciation				                                                             		635,023		           779,145		          (144,122)
Interest expense						                                                         422,205		           425,937		            (3,732)
Investor servicing					                                                        169,373		           165,772		             3,601
Professional fees						                                                         56,492		            67,925		           (11,433)
Other expenses				                                                             		3,154		             6,630		            (3,476)
Amortization						                                                             101,707		           126,341		           (24,634)
                                                                        ---------------     ---------------     ---------------
                                                                             3,859,076		         3,873,736		           (14,660)
                                                                        ---------------     ---------------     ---------------
Minority interest in losses of operating partnerships	                           2,349		             3,751		            (1,402)
                                                                        ---------------     ---------------     ---------------
Net income	                                                            $	    2,357,837	    $	    2,323,847	    $	       33,990
                                                                        ===============     ===============     ===============

Rental income, net of real estate operating expenses, depreciation, and amortization decreased approximately $385,000 and $516,000 for the quarter and nine months ended September 30, 1995, respectively, compared to the same periods in 1994 primarily due to the foreclosure of Falcon Point Apartments in November 1994. Excluding the decrease in rental income related to Falcon Point Apartments, rental income increased approximately $14,000 and $136,000 for the quarter and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The increases in rental income are primarily due to an overall increase in average occupancy during the respective periods. Real estate operating expenses, net of real estate operating expenses related to Falcon Point Apartments, increased for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994, due to overall expense increases. Depreciation expense, net of the depreciation expense related to Falcon Point Apartments, increased approximately $26,000 for the quarter ended September 30, 1995 and decreased approximately $24,000 for the nine months ended September 30, 1995, compared to the same periods in 1994. The increase for the quarter ended September 30, 1995, compared to the same period in 1994, was due to adjustments made to depreciation expense for certain properties. The decrease for the nine months ended September 30, 1995, was due to certain personal property becoming fully depreciated. Amortization expense, net of the amortization expense related to Falcon Point Apartments, remained relatively constant for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994.

Interest on GNMA securities for the quarter and nine months ended September 30, 1995, resulted from the recognition of the GNMA Certificate related to Falcon Point Apartments for financial statement purposes effective November 1, 1994. Prior to the foreclosure, the Partnership's investment in the GNMA Certificate was eliminated in consolidation.

Mortgage-backed securities income increased for the nine months ended
September 30, 1995, compared to the same period in 1994 as a result of interest earned on mortgage-backed securities acquired in June and July 1994. Mortgage-backed securities income decreased for the quarter ended September
30, 1995, compared to the same period in 1994 due to the amortization of the principal balance of the mortgage-backed securities. Interest income on temporary cash investments and U.S. government securities increased for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994. These increases are the result of interest income of approximately $26,000 earned for the nine months ended September 30, 1995 (approximately $13,000 for the quarter ended September 30, 1995) on U.S. government securities purchased in March, 1995. These increases were partially offset by decreases in interest earned on other cash investments due to a decrease in cash reserves as a result of the purchase of the U.S. government securities.

Other income consists primarily of garage rentals, washer/dryer, and vending income generated by the Partnership's properties. Notwithstanding the decrease related to Falcon Point Apartments, other income increased for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994.

Investor servicing costs increased for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994 due to increases in expenses associated with maintaining and providing investors with Partnership information. Professional fees increased for the quarter ended September 30, 1995, compared to the same period in 1994 primarily due to a increase in legal fees. However, professional fees for the nine months ended September 30, 1995, compared to the same period in 1994 decreased primarily due to a decrease in legal fees.

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               4(a) Agreement of Limited Partnership of Capital Source
                    L.P. (incorporated herein by reference from Exhibit A of the Prospectus contained in the Registrant's Post-Effective Amendment No. 3 dated May 15, 1986 to the Registration Statement on Form S-11 (Commission File No. 0-16497)).

               4(b) Beneficial Assignment Certificate (incorporated by
                    reference to page 47 of Form 10-K for the fiscal year ended December 31, 1989 filed with the Securities and Exchange Commission by the Registrant (Commission File No. 0-16497)).

          (b)  Form 8-K

               The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

	                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 1995     CAPITAL SOURCE L.P.

                              By America First Capital
                                   Source I, L.L.C., General Partner


                              By /s/ Michael Thesing
                                   Michael Thesing
                                   Vice President, Secretary and
                                   Treasurer (Vice President and Principal
                                   Financial Officer of Registrant)