Form 10-K405
period 1995-12-31
CAPITAL SOURCE L P
filed 1996-04-01
CIK 775629

FORM 10-K
                     	SECURITIES AND EXCHANGE COMMISSION
                           	WASHINGTON, D.C. 20549
(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

	                                     or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to
Commission file number: 0-16497

	                            CAPITAL SOURCE L.P.
	                  (Exact name of registrant as specified
	                 in its Agreement of Limited Partnership)

Delaware                                              52-1417770
(State or other jurisdiction of			                    (I.R.S. Employer
incorporation or organization)			                     Identification No.)

Suite 400, 1004 Farnam Street, Omaha, Nebraska        68102
(Address of principal executive offices)		            (Zip Code)

(402) 444-1630
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

	    None.

Securities Registered Pursuant to Section 12(g) of the Act:

	    Beneficial Assignment Certificates ("BACs") representing the beneficial assignment of limited partnership interests.

	    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

	                                 Yes X   No

	    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

	    BACs are not currently traded in any market. Therefore, there is no market price or average bid and asked price for BACs within the 60 days prior to the date of this filing.

	                    DOCUMENTS INCORPORATED BY REFERENCE
                                    	None.

	                              TABLE OF CONTENTS

	                                                                         Page

	                                   PART I

Item 1.  Business	                                                          1
Item 2.  Properties	                                                        2
Item 3.  Legal Proceedings	                                                 3
Item 4.  Submission of Matters to a Vote of Security Holders	               3

	                                   PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters	                                               3
Item 6.  Selected Financial Data	                                           4
Item 7.  Management's Discussion and Analysis of Financial Condition and
	        Results of Operations	                                             5
Item 8.  Financial Statements and Supplementary Data	                      12
Item 9.  Changes in and Disagreements With Accountants on Accounting and
	        Financial Disclosure	                                             12

	                                  PART III

Item 10.  Directors and Executive Officers of Registrant	                  12
Item 11.  Executive Compensation	                                          13
Item 12.  Security Ownership of Certain Beneficial Owners and Management	  13
Item 13.  Certain Relationships and Related Transactions	                  14

	                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K	 14

SIGNATURES	                                                                32

	                                   PART I

	    Item 1. Business. Capital Source L.P. (the "Registrant" or the "Partnership") was formed in August 1985 under the Delaware Uniform Limited Partnership Act to invest principally in federally-insured mortgages on multifamily housing properties and to acquire, hold, sell, dispose of and otherwise deal with limited partnership interests ("Partnership Equity Investments") in the limited partnerships (the "Operating Partnerships") which construct and operate these properties. The Registrant's investment objectives are to: (i) achieve long-term capital appreciation through increases in the value of the Partnership Equity Investments; (ii) provide quarterly cash distributions to investors; (iii) provide investors with federal income tax deductions that may offset, in part, taxable cash distributions subsequent to the initial closing on Beneficial Assignment Certificates ("BACs") representing a beneficial assignment of limited partnership interests in the Registrant; (iv) provide the potential for increases in cash distributions from income from Operating Partnerships and sale of the multifamily housing properties; and (v) preserve and protect the Registrant's capital.

	    A total of 3,374,222 BACs were sold at $20 per BAC for total capital contributions of $67,484,440 prior to the payment of certain organization and offering costs.

	    The Registrant originally acquired (i) five mortgage-backed securities (the "GNMA Certificates") guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA") collateralized by first mortgage loans on multifamily housing properties located in five states, (ii) three first mortgage loans insured by the Federal Housing Administration (the
"FHA Loans") on multifamily housing properties located in two states and (iii) Partnership Equity Investments in eight limited partnerships which own the multifamily housing properties financed by the GNMA Certificates and the FHA Loans. The Partnership has been repaid by the FHA on one of its first mortgage loans. The Partnership has also been repaid by GNMA on one of its GNMA Certificates. The Partnership no longer holds a Partnership Equity Investment in the Operating Partnership which owned the property collateralizing the repaid GNMA Certificate. Collectively, the remaining GNMA Certificates, the FHA Loans and the Partnership Equity Investments are referred to as the "Permanent Investments." A description of the properties financed by the Registrant at December 31, 1995, appears in Item 7 hereof.

     While principal of and interest on the GNMA Certificates and the FHA Loan are ultimately guaranteed by the United States government, the amount of cash distributions received by the Registrant from the Partnership Equity Investments is a function of the net rental revenues generated by the properties owned by the Operating Partnerships. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rate and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

     In each city in which the Registrant's properties are located, such properties compete with a substantial number of other apartment complexes. Apartment complexes also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. The Registrant's properties also compete by emphasizing regular maintenance and property amenities.

     The Registrant believes that each of its properties is in compliance in all material respects with federal, state and local regulations regarding hazardous waste and other environmental matters and the Registrant is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the Registrant for the remediation thereof.

     The Registrant is engaged solely in the business of providing financing for the acquisition and improvement of multifamily real estate. Accordingly, the presentation of information about industry segments is not applicable and would not be material to an understanding of the Registrant's business taken as a whole.

	    The Registrant has no employees. Certain services are provided to the Registrant by employees of an affiliate of the managing general partner of the Registrant, and the Registrant reimburses such affiliate for such services at cost. The Registrant is not charged and does not reimburse for the services performed by managers and officers of the managing general partner of the Registrant.

	    Item 2.  Properties.  The Registrant does not directly own or lease any physical properties.  However, by virtue of its interest in the Partnership
Equity Investments in the Operating Partnerships, the Registrant indirectly owns the seven multifamily apartment projects described in the following table:

                                                                        Average
                                                         Number     Square Feet            Federal
Property Name                  Location                of Units        Per Unit          Tax Basis
- --------------------------     -------------------     --------     -----------     ---------------
Bluff Ridge Apartments         Jacksonville, NC            108             873     $     3,076,441
Fox Hollow Apartments          High Point, NC              184             877           4,825,172
Highland Park Apartments       Columbus, OH                252             891           6,604,745
Misty Springs Apartments       Daytona Beach, FL           128             786           3,357,031
The Ponds at Georgetown        Ann Arbor, MI               134           1,002           1,788,700
Waterman's Crossing            Newport News, VA            260             944           8,269,797
Water's Edge Apartments        Lake Villa, IL              108             814           4,343,006
                                                       --------                     ---------------
                                                         1,174                     $    32,264,892
                                                       ========                     ===============

     Depreciation is taken on each property on a straight-line basis over the estimated useful life of the properties ranging from five to 40 years.

     The average annual occupancy rate and average effective rental rate per unit for each of the properties for each of the last five years are listed in the following table:

                                                1995         1994         1993         1992         1991
                                           ----------   ----------   ----------   ----------   ----------
BLUFF RIDGE APARTMENTS
Average Occupancy Rate                           94%           92%          94%          95%          91%
Average Effective Annual Rental Per Unit      $5,755        $5,622       $5,623       $5,423       $5,045

FOX HOLLOW APARTMENTS
Average Occupancy Rate                           97%           97%          96%          93%          84%
Average Effective Annual Rental Per Unit      $6,176        $6,102       $5,687       $5,376       $4,699

HIGHLAND PARK APARTMENTS
Average Occupancy Rate                           97%           97%          96%          96%          91%
Average Effective Annual Rental Per Unit      $6,071        $5,974       $5,701       $5,486       $5,039

MISTY SPRINGS APARTMENTS
Average Occupancy Rate                           97%           97%          93%          84%          88%
Average Effective Annual Rental Per Unit      $5,809        $5,589       $5,129       $4,588       $4,873

THE PONDS AT GEORGETOWN
Average Occupancy Rate                           95%           95%          90%          88%          89%
Average Effective Annual Rental Per Unit      $9,174        $8,955       $8,398       $7,970       $8,089

WATERMAN'S CROSSING
Average Occupancy Rate                           95%           96%          95%          96%          94%
Average Effective Annual Rental Per Unit      $6,737        $6,580       $6,436       $6,415       $6,094

WATER'S EDGE APARTMENTS
Average Occupancy Rate                           97%           98%          94%          91%          93%
Average Effective Annual Rental Per Unit      $8,559        $8,123       $7,786       $7,381       $7,533

     In the opinion of the Partnership's management, each of the properties is adequately covered by insurance. For additional information concerning the properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 to the Partnership's Financial Statements. A discussion of general competitive conditions to which these properties is included in Item 1 hereof.

	    Item 3. Legal Proceedings. There are no material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

	    Item 4.  Submission of Matters to a Vote of Security Holders.  No matter was submitted during the fourth quarter of 1995 to a vote of the Registrant's security holders.

	                                   PART II

	     Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

		          (a)	Market Information.  The BACs are subject to various transfer restrictions imposed to prevent the Registrant from being treated as a publicly traded partnership for federal income tax purposes and, accordingly, there is no public trading market for the BACs.

		          (b)	Investors.  The approximate number of BAC Holders on December
     31, 1995, was 6,217.

		          (c)	Distributions.  Cash distributions are paid on a quarterly
     basis to the record holders of BACs as of the last day of each month.
     Total cash distributions paid or accrued to BAC Holders during the fiscal years ended December 31, 1995, and December 31, 1994, equaled $3,407,964 and $3,407,963, respectively.  The cash distributions paid per BAC during the fiscal years ended December 31, 1995, and December 31, 1994 were as follows:

                                                       Per BAC
                                           Year Ended            Year Ended
                                       December 31, 1995     December 31, 1994
                                       -----------------     -----------------
              Income                  $           .8309     $          1.0100
              Return of Capital                   .1791                  -
                                       -----------------     -----------------
              Total                   $          1.0100     $          1.0100
                                       =================     =================

		   See Item 7, Management's Discussion and Analysis of Financial Condition
and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same levels in 1996 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Partnership. The information set forth below should be read in conjunction with the Financial Statements and Notes thereto filed in response to Item 8 hereof.

                                                            For the        For the	    	  For the      		For the      		For the
		                                                       Year Ended	   	Year Ended 		  Year Ended	 	  Year Ended	   	Year Ended
                                                    		Dec. 31, 1995		Dec. 31, 1994		Dec. 31, 1993		Dec. 31, 1992		Dec. 31, 1991
                                                      -------------  -------------  -------------  -------------  -------------
Rental income	                                       $		 7,210,114  $  	7,748,867 	$  	7,530,940 	$	  7,418,665 	$  	7,105,700
Mortgage-backed securities income				                      132,211         77,012 		        -       		     -       		     -
Interest on FHA Debentures				                                -              -       		     -       		  163,918 		        -
Interest on GNMA securities				                            519,970        446,103 		        -       		     -       		     -
Interest on temporary cash investments and
 U.S. government securities	           			                 225,135        159,005 		     184,042 		     121,149 		     211,424
Other income				                                           219,376        306,903 	     	202,831 		     106,113 		     161,087
Unusual item - gain from disposition of
 Falcon Point assets and related liabilities				              -         2,746,326 		        -       		     -       		     -
Expenses (including depreciation)			                    (5,477,264)    (6,167,516)		  (5,437,478)  		(5,387,016)		  (6,222,569)
Minority interest in (income) losses of
 operating partnerships			                    	              2,571        (19,772)		       6,889 		       8,665 		      14,155
										                                            -------------  -------------  -------------  -------------  -------------
Net income	                                          $	  2,832,113  $  	5,296,928 	$  	2,487,224 	$  	2,431,494 	$  	1,269,797
										                                            =============  =============  =============  =============  =============
Net income per BAC	                                  $		       .83  $	       1.55 	$	        .73 	$	        .71 	$	        .37
										                                            =============  =============  =============  =============  =============
Cash distributions per BAC	                          $		    1.0100  $	     1.0100 	$	     2.6825 	$     	1.1000 	$	     1.1000
										                                            =============  =============  =============  =============  =============
Total assets	                                        $		47,193,984  $	 48,103,699 	$ 	48,098,722 	$	 54,742,900 	$ 	49,287,137
										                                            =============  =============  =============  =============  =============
Mortgage loan payable	                               $		 6,392,007  $	  6,395,004 	$	  6,395,004 	$	  6,395,004 	$       	-
                                                      =============  =============  =============  =============  =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired: (i) five GNMA Certificates which are guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) and collateralized by first mortgage loans on multifamily housing properties located in five states; (ii) three FHA Loans which are insured as to principal and interest by the Federal Housing Administration
(FHA) on multifamily housing properties located in two states; and, (iii) Partnership Equity Investments in eight Operating Partnerships which own the
multifamily properties financed by the GNMA Certificates and FHA Loans.   The
Partnership subsequently received FHA Debentures in payment of the FHA Loan on Fox Hollow Apartments which were paid in full on January 5, 1993. On October 28, 1994, foreclosure proceedings were initiated on Falcon Point Apartments and, accordingly, the Partnership no longer holds a Partnership Equity Investment in this property. In addition, on November 17, 1995, the Partnership received $7,118,805 from GNMA representing payment in full of the GNMA Certificate related to Falcon Point Apartments. Collectively, the remaining GNMA Certificates, FHA Loans and Partnership Equity Investments are referred to as the "Permanent Investments". The Partnership has also invested amounts held in its reserve account in certain GNMA securities backed by pools of single-family mortgages and U.S. government securities ("Reserve Investments"). The obligations of GNMA and FHA are backed by the full faith and credit of the United States government.

The FHA Loans, GNMA Certificates, U.S. government securities, and Partnership Equity Investments in operating partnerships represent the Partnership's principal assets as shown in the Parent Company Only Financial Information in
Note 6 to the financial statements. The parent company information is presented using the equity method of accounting for the investment in operating partnerships. Generally accepted accounting principles, however, require that the Partnership's financial statements consolidate the Operating Partnerships, since the Partnership holds a majority ownership in each Operating Partnership and can influence decisions of the general partners in certain circumstances.

The following FHA Loans, GNMA Certificates, and U.S. government securities were owned by the Partnership at December 31, 1995. Interest income from the FHA Loans, GNMA Certificates, and U.S. government securities is the primary source of cash available for distribution to investors.

                                                       Guaranteed	        Interest	             Maturity		            Carrying
Property Name	                                      or Insured By	            Rate			               Date               		Value
- ----------------------------------------           ---------------       ----------       ---------------       ---------------
Bluff Ridge Apartments	                                       FHA	           8.72%	           11-01-2028	      $	    3,550,065
Highland Park Apartments	                                     FHA	           8.75%	           11-01-2028		           9,104,123
Misty Springs Apartments	                                    GNMA	           8.75%	           06-15-2029		           4,316,208
The Ponds at Georgetown	                                     GNMA	           9.00%	           12-15-2029		           2,254,724
Waterman's Crossing	                                         GNMA	          10.00%	           09-15-2028		          11,018,608
Water's Edge Apartments	                                     GNMA	           8.75%	           12-15-2028		           5,121,577
Pools of single-family properties	                           GNMA	           7.58%(1)      	2008 to 2009		             815,185
Pools of single-family properties	                           GNMA	           7.58%(1)	      2007 to 2008		             862,618
U.S. government securities	                       U.S. government	           6.41%(1)	        03-31-1996		           1,005,000
                                                                                                                ---------------
                                                                                                               $	   38,048,108
                                                                                                                ===============

(1) Represents yield to the Partnership.

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                               For the	            For the             For the
                                                                            Year Ended		        Year Ended          Year Ended
                                                                         Dec. 31, 1995		     Dec. 31, 1994       Dec. 31, 1993
                                                                        ---------------     ---------------     ---------------
Regular monthly distributions
	Income				                                                            $	        .8309     $	       1.0100     $         .7298
	Return of capital				                                                           .1791 	              -                 1.9527
                                                                        ---------------     ---------------     ---------------
				                                                                   $        1.0100 	   $        1.0100     $        2.6825
                                                                        ===============     ===============     ===============
Distributions
	Paid out of cash flow							                                          $	       1.0100	    $	       1.0100     $        2.6825
                                                                        ===============     ===============     ===============

Regular quarterly distributions to BAC Holders consist primarily of interest received on FHA Loans, GNMA Certificates and the Reserve Investments. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the year ended December 31, 1995, a net amount of $538,524 of undistributed cash flow was added to reserves. In addition, $7,118,805 from the payoff of the GNMA Certificate related to Falcon Point Apartments was placed in reserves. The total amount held in reserves at December 31, 1995, was $10,795,119 of which $2,682,803 was invested in mortgage-backed securities and U.S. government securities.

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

Asset Quality

The FHA Loans and GNMA Certificates owned by the Partnership are guaranteed as to principal and interest by FHA and GNMA, respectively. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government. The Partnership Equity Investments, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate owned by the Operating Partnerships.

The following table shows the occupancy levels of the properties financed by the Partnership at December 31, 1995:

                                                                                                     Number     	   Percentage
                                                                                  Number         	of  Units         	of  Units
Property Name                     	         Location               	           of  Units          	Occupied         	 Occupied
- -------------------------------             --------------------             ------------       ------------       ------------
Bluff Ridge Apartments                      Jacksonville, NC        	                108                100                93%
Fox Hollow Apartments 	                     High Point, NC	                          184                175                95%
Highland Park Apartments            	       Columbus, OH              	              252                243                96%
Misty Springs Apartments         	          Daytona Beach, FL               	        128                123                96%
The Ponds at Georgetown                    	Ann Arbor, MI              	             134                132                99%
Waterman's Crossing                      	  Newport News, VA        	                260                249                96%
Water's Edge Apartments                 	   Lake Villa, IL               	           108                100                93%
                                                                             ------------       ------------       ------------
	                                                                                  1,174              1,122                96%
                                                                             ============       ============       ============

Bluff Ridge Apartments

Bluff Ridge Apartments is a 108-unit complex located in Jacksonville, North Carolina. Average occupancy was 94% in 1995, compared to 92% in 1994. Operations at Bluff Ridge are heavily dependent on demand from the local military personnel. The Jacksonville rental market has remained relatively stable throughout 1995. Excluding interest, net cash flow generated by the property increased approximately 2.7% from 1994 to 1995, due primarily to the increase in occupancy. The property was current on its debt service payments during 1995 and generated cash flow in excess of debt service.

Fox Hollow Apartments

Fox Hollow Apartments is a 184-unit apartment community located in High Point, North Carolina. Average occupancy was 97% in 1995 and 1994. Although FHA has paid the Partnership under the guarantee of the FHA loan, the Partnership has retained its Partnership Equity Investment in the property as a result of a Provisional Workout Agreement (PWA) entered into with HUD in 1993. Under the terms of the PWA, FHA continued to hold a first mortgage loan on the property but modified the terms thereof in order to enable the property to make full debt service payments from cash flow. The PWA was to remain in effect until April 30, 1996. However, HUD sold the mortgage in May 1995. The new mortgage holder did not accept the terms of the PWA and notified the Operating Partnership that foreclosure proceedings may be initiated should the property be unable to pay any accrued interest on the mortgage to bring it current. Despite this situation, the Operating Partnership continued to operate under the terms of the PWA until January 1, 1996. On January 8, 1996, the General Partners negotiated a Loan Modification Agreement (LMA) with the new mortgage holder under which the PWA was dissolved and certain terms and conditions of the mortgage payable were modified so that it operates as a conventional mortgage. The new mortgage holder agreed to accept $229,745 ($161,745 of which was paid by the Partnership) as payment of accrued unpaid interest. Further, effective January 1, 1996, installments of interest and principal in the amount of $49,947 are due on the first day of each month, with the balance of principal and accrued interest due and payable by the earlier of the call date or October 1, 2028. While there can be no assurance that the modified terms of the Fox Hollow mortgage will enable the property to remain current on its mortgage obligations, the restructuring allows the Partnership to retain its Partnership Equity Investment in the Fox Hollow Apartments and improves the property's ability to make its required mortgage payments from operating cash flow.

Excluding interest, net cash flow generated by Fox Hollow Apartments decreased approximately 3.8% from 1994 to 1995. This decrease is primarily due to an increase in taxes and property improvements which was partially offset by an increase in other income such as garage and washer-dryer rentals.

Highland Park Apartments

Highland Park Apartments contains 252 luxury garden apartments and is located in Columbus, Ohio. Average occupancy was 97% in 1995 and 1994. Effective on-site management, combined with a steady improvement in the Columbus market, continues to have a positive impact on the property's performance. In addition to maintaining occupancy levels, moderate rental rate increases were implemented. However, net cash flow generated by the property, excluding interest, was approximately 16.5% less in 1995, compared to 1994, due primarily to increases in repairs and maintenance expenses, property improvements and administrative expenses. Despite the decrease in net cash flow, the property remained current on its mortgage obligations throughout 1995 and generated cash flow in excess of debt service.

Misty Springs Apartments

Misty Springs Apartments is a 128-unit apartment community located in Daytona Beach, Florida. Average occupancy was 97% in 1995 and 1994. The net cash flow generated by the property in 1995 approximated that of 1994.

During July 1993, the general partner of the Operating Partnership and the mortgage holder of the Misty Springs Apartment mortgage entered into a Reinstatement Agreement in order to avoid foreclosure of the mortgage loan and sale of the property. Under the terms of Reinstatement Agreement, the Operating Partnership issued a non-interest bearing, surplus cash promissory note to the mortgage holder in the amount of $131,268 for advances made by the mortgage holder for unpaid accrued interest. In addition, surplus cash loans were made to the Operating Partnership in the amount of $32,182 as approved by the Reinstatement Agreement. Payments are to be made semiannually solely from surplus cash as defined. No payments of principal and interest on the surplus cash promissory note or the surplus cash loans were made in 1995. However, during 1995, the Operating Partnership was able to make its debt service payments on the mortgage loan, with a shortfall of $40,500 being funded by Partnership reserves.

The Ponds at Georgetown

The Ponds at Georgetown consists of 134 apartments located in Ann Arbor, Michigan. Average occupancy was 95% in 1995 and 1994. In the past, the property has relied heavily on university students, who are generally short-term tenants. Recently, aggressive marketing strategies have been implemented which target more long-term tenants, resulting in a stabilization in the property's occupancy. Despite this, the persistent sluggishness of the Ann Arbor rental market is preventing the property from generating sufficient cash flow from operations to fully pay its mortgage obligations, and the mortgage on the property remains in default. Despite the default, the Partnership has continued to receive full payments with respect to the GNMA Certificate, due to the co-insurer's (HUD's) funding of the deficits. The co-insurer has the option to suspend its funding of the property's deficits and assign its mortgage to GNMA, which would result in a return to the Partnership of the outstanding principal balance of the GNMA Certificate and the possible loss of the Partnership Equity Investment in the property. To date, the co-insurer has not indicated plans to suspend funding of the property's deficits. There can be no assurance, however, that the co-insurer will not make such an election in the future if the property remains in default. Excluding interest, the property's net cash flow was approximately 9.7% less in 1995, compared to 1994. This decrease is due to an increase in operating expenses which was partially offset by an increase in rental revenues.

Waterman's Crossing

Waterman's Crossing is a 260-unit apartment community located in Newport News, Virginia. Average occupancy was 95% in 1995, compared to 96% in 1994. During July 1993, the Partnership contributed $238,446 to bring the mortgage current in order to avoid foreclosure of the mortgage loan and sale of the property. Since that time, the Operating Partnership has remained current on its mortgage obligations, with shortfalls of $215,000 and $220,860 being funded by the Partnership in 1995 and 1994, respectively. The operating performance of the property has gradually been improving as net cash flow generated by the property in 1995, excluding interest, increased approximately 9% from 1994. This increase is primarily due to a decrease in repairs and maintenance expenses and property improvements.

Water's Edge Apartments

Water's Edge Apartments is a 108-unit apartment complex located in Lake Villa, Illinois. Average occupancy was 97% in 1995, compared to 98% in 1994. Due to the property's resort-like appeal, performance has historically declined during the winter months. During 1995 and 1994, however, occupancy levels remained strong year-round, and the property has continued to meet its mortgage obligations on a timely basis from cash flow. Excluding interest, the property's net cash flow was approximately 2% less in 1995, compared to 1994. This decrease is due to an increase in real estate taxes which more than offset an increase in rental revenues that resulted from higher average rental rates.

Results of Operations

The tables below compares the results of operations for each year shown.

                                                                               For the		           For the		           For the
                                                                            Year Ended		        Year Ended		        Year Ended
                                                                         Dec. 31, 1995		     Dec. 31, 1994		     Dec. 31, 1993
                                                                        ---------------     ---------------     ---------------
Rental income                                                          $	    7,210,114	    $	    7,748,867	    $	    7,530,940
Mortgage-backed securities income						                                        132,211		            77,012                -
Interest on GNMA securities						                                              519,970		           446,103                -
Interest income on temporary cash investments
	and U.S. government securities                                                225,135		           159,005		           184,042
Other income                                                                   219,376		           306,903		           202,831
Unusual item - gain from disposition of
 Falcon Point assets and related liabilities                                      -              2,746,326                -
                                                                        ---------------     ---------------     ---------------
                                                                             8,306,806		        11,484,216		         7,917,813
                                                                        ---------------     ---------------     ---------------
Real estate operating expenses			                                            3,569,892		         4,105,677		         3,344,398
Depreciation				                                                               896,420		           990,377		         1,066,623
Interest expense						                                                         571,801		           613,814		           570,542
Property development and management fees                                          -                  7,649               4,031
Investor servicing				                                                         238,667		           213,212		           192,330
Professional fees				                                                           53,121		            70,175		           106,542
Other expenses				                                                               5,849		             8,714		            17,115
Amortization				                                                               141,514 	           157,898		           135,897
                                                                        ---------------     ---------------     ---------------
                                                                             5,477,264		         6,167,516		         5,437,478
                                                                        ---------------     ---------------     ---------------
Minority interest in (income) losses of operating partnerships	                  2,571 	           (19,772)		            6,889
                                                                        ---------------     ---------------     ---------------
Net income	                                                            $	    2,832,113	    $	    5,296,928	    $	    2,487,224
                                                                        ===============     ===============     ===============

                                                                              Increase      		    Increase
                                                                             (Decrease)          (Decrease)
                                                                             From 1994		         From 1993
                                                                        ---------------     ---------------
Rental income                                                         	$	     (538,753)    $	      217,927
Mortgage-backed securities income						                                         55,199 	            77,012
Interest on GNMA securities						                                               73,867		           446,103
Interest income on temporary cash investments
	and U.S. government securities						                                           66,130		           (25,037)
Other income						                                                             (87,527)	           104,072
Unusual item - gain from disposition of
 Falcon Point assets and liabilities                                        (2,746,326)          2,746,326
                                                                        ---------------     ---------------
		                                                                          (3,177,410)          3,566,403
                                                                        ---------------     ---------------
Real estate operating expenses			                                             (535,785)	           761,279
Depreciation				                                                             		(93,957)	           (76,246)
Interest expense						                                                         (42,013)	            43,272
Property development and management fees                                        (7,649)              3,618
Investor servicing					                                                         25,455		            20,882
Professional fees						                                                        (17,054)	           (36,367)
Other expenses				                                                             	(2,865)	            (8,401)
Amortization						                                                             (16,384)	            22,001
                                                                        ---------------     ---------------
                                                                              (690,252)	           730,038
                                                                        ---------------     ---------------
Minority interest in (income) losses of operating partnerships	                 22,343		           (26,661)
                                                                        ---------------     ---------------
Net income	                                                            $	   (2,464,815)    $	    2,809,704
                                                                        ===============     ===============

Rental income is recognized net of any vacancy losses and rental concessions offered. Rental income, net of real estate operating expenses, depreciation and amortization, increased $107,373 from 1994 to 1995. Excluding the decrease in rental income due to the foreclosure of Falcon Point Apartments, rental income increased approximately $180,000 from 1994 to 1995. This increase resulted from an increase in rental revenue of approximately $195,000 due to an increase in rental rates which was partially offset by a decrease in rental revenue of approximately $15,000 due to a slight decrease in average occupancy. Real estate operating expenses, net of real estate operating expenses related to Falcon Point Apartments, increased approximately $88,000 (approximately 2.5%) from 1994 to 1995, due to overall expense increases. Depreciation expense, net of the depreciation expense related to Falcon Point Apartments, increased approximately $33,000 from 1994 to 1995, due to adjustments made to depreciation expense for certain properties. Amortization expense, net of the amortization expense related to Falcon Point Apartments, remained relatively constant from 1994 to 1995. See the discussion of each property in the Asset Quality section for additional information.

Rental income, net of real estate operating expenses, depreciation and amortization, decreased $489,107 from 1993 to 1994. Rental income increased $217,927 from 1993 to 1994, consisting of: (i) an increase of approximately $313,000, due to rental rate increases in most markets; (ii) an increase of approximately $112,000, due to increases in average occupancy of six of the Partnership's properties; offset by, (iii) a decrease of approximately $207,000 due to the earth slide at Falcon Point Apartments and the resulting foreclosure. Real estate operating expenses increased $761,279 from 1993 to 1994, primarily due to capital improvements, including exterior painting and appliance replacements, and expenses incurred in 1994 at Falcon Point Apartments related to the earth slide. Depreciation decreased $76,246 from 1993 to 1994, due to some personal property being fully depreciated. Amortization expense increased $22,001 from 1993 to 1994 due to adjustments made to certain properties' amortization.

Interest on GNMA securities for 1994 and 1995 resulted from the recognition of the GNMA Certificate related to Falcon Point Apartments for financial statement purposes effective November 1, 1994. Prior to the foreclosure, the Partnership's investment in the GNMA Certificate was eliminated in consolidation. This GNMA Certificate was paid off in November 1995; therefore, the Partnership will not receive interest from this source in the future.

Mortgage-backed securities income increased $55,199 from 1994 to 1995 and $77,012 from 1993 to 1994 as a result of interest earned on mortgage-backed securities acquired in June and July 1994. Interest income on temporary cash investments and U.S. government securities increased $66,130 from 1994 to 1995. This increase is the result of: (i) interest income of approximately $39,000 earned on U.S. government securities purchased in March 1995; and (ii) and increase in other cash investments due to an increase in cash reserves as the result of receiving proceeds from the payoff of the GNMA Certificate related to Falcon Point Apartments in November 1995. Interest income on temporary cash investments and U.S. government securities decreased $25,037 from 1993 to 1994, primarily due to the investment of surplus cash in mortgage-backed securities in June and July 1994, as discussed above.

Other income consists primarily of garage rentals, washer/dryer and vending income generated by the Partnership's properties. Notwithstanding the decrease related to Falcon Point Apartments, other income decreased $11,367 (approximately 5%) from 1994 to 1995. Other income increased $104,072 from 1993 to 1994, primarily due to proceeds received on insurance claims.

Due to the earth slide at Falcon Point Apartments in April 1994, the property was not able to generate sufficient cash flow to service its mortgage loan. Foreclosure proceedings were initiated against the property on October 28, 1994, thereby eliminating the Partnership's equity in the property. On that date, the liabilities of the property exceeded the related assets by $2,746,326, resulting in an unusual gain to the Partnership of $2,746,326.

Investor servicing costs increased $25,455 from 1994 to 1995 and $20,882 from 1993 to 1994. The increase from 1994 to 1995 was due to: (i) an increase of approximately $24,000 in salaries and related expenses, (ii) an increase of approximately $6,000 in insurance expense; offset by, (iii) a decrease of approximately $5,000 in other investor servicing expenses. The increase from 1993 to 1994 was due to increases of: (i) approximately $7,000 in insurance expense; (ii) approximately $7,000 in printing costs; (iii) approximately $4,000 in salaries and related expenses; and, (iv) approximately $3,000 in other investor servicing expenses.

Professional fees decreased $17,054 from 1994 to 1995 and $36,367 from 1993 to 1994, primarily due to a decrease in legal fees. The Partnership's legal fees were higher in 1994, due primarily to the earth slide at Falcon Point Apartments and the resulting foreclosure. Professional fees were higher in 1993, primarily due to expenses incurred in connection with negotiating workout agreements on several of the properties' mortgage loans.

	    Item 8. Financial Statements and Supplementary Data. The Financial Statements and supporting schedules of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

	    Item 9.  Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.  There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1995 and 1994.

	                                  PART III

	    Item 10.  Directors and Executive Officers of Registrant.  The Registrant
has no directors or officers.  The general partners of the Registrant are
America First Capital Source I, L.L.C., a Delaware Limited Liability Company
(the "America First General Partner"), and Insured Mortgage Equities Inc., a
Delaware corporation (the "IME General Partner") (collectively, the America
First General Partner and the IME General Partner are referred to as the
"General Partners").

	    The following individuals are the officers of the America First General
Partner, and each serves for a term of one year.

Name                      Position Held                           Position Held Since
- -----------------------   --------------------------            -----------------------
Michael B. Yanney	        Chairman and Chief Executive Officer		         1991
Stewart Zimmerman	        President			                                   1991
Michael Thesing	          Vice President,			                             1991
		                        Secretary, Treasurer

	    Michael B. Yanney, 62, is the Chairman and Chief Executive Officer of various affiliates of the America First General Partner which manage public investment funds which have raised over $1.3 billion since 1984. From 1977 until the organization of the first such fund in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (subsequently merged into FirsTier Financial, Inc.), where he held various positions, including the position of Executive
Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, MFS Communications Company, Inc., Lozier Corporation, Mid-America Apartment Communities, Inc. and PKS Information Services, Inc..

	    Stewart Zimmerman, 51, has been Executive Vice President of affiliates of the America First General Partner since January 1989.  In addition, Mr.
Zimmerman has served as a consultant to affiliates of the America First
General Partner beginning in September 1985.  From September 1986 though
September 1988, he served as a director and managing director of Security
Pacific Merchant Bank and was responsible for ongoing sales, trading and finance group activities.  Prior thereto, he served in various capacities with
E.F. Hutton & Company Inc. and with Lehman Brothers, where he was responsible for sales and trading of mortgage-backed securities.  From 1968 to 1972, Mr.
Zimmerman was an officer with Zenith Mortgage Company and Zenith East, a national mortgage banking and brokerage firm engaged in the servicing of single-family and multifamily residential mortgages as well as the financing of real estate properties throughout the United States.

	    Michael Thesing, 41, has been Vice President and Chief Financial Officer of affiliates of the America First General Partner since July 1984.  From
January 1984 until July 1984, he was employed by various companies controlled by Mr. Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	     The following individuals are the officers and directors of the IME General Partner, and each serves for a term of one year.

                                   Directors

Name                      Position Held                 Position Held Since
- -----------------------   --------------------------   -----------------------
Paul Abbott	              Director		                              1989

	                                  Officers

Name                      Position Held                 Position Held Since
- -----------------------   --------------------------   -----------------------
Paul Abbott	              President, Chief		                      1989
		                        Operating Officer,
		                        Chief Financial Officer

Donald E. Petrow	         Vice President		                        1992
Elizabeth I. Rubin        Vice President                          1995

	    Paul L. Abbott, 50, is a Managing Director of Lehman Brothers Inc. ("Lehman"), which he joined in 1988. At Lehman, Mr. Abbott is responsible for the investment management of residential, commercial and retail real estate. Prior to joining Lehman, Mr. Abbott was a real estate consultant and, from 1983 to 1987, was a senior officer of The Daseke Group, Inc., a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 to 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary.

	    Donald E. Petrow, 39, is a First Vice President of Lehman.  Since March
1989, he has been responsible for the investment management and restructuring of various investment portfolios, including but not limited to, federally insured mortgages, tax exempt bonds, residential real estate, cable and energy.  From November 1981 to February 1989, Mr. Petrow, as Vice President of
Lehman, was involved in investment banking activities relating to partnership finance and acquisition.  Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms.  Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A. in Finance from Pace
University.

     Elizabeth I. Rubin is a Vice President of Lehman in the Diversified Asset Group. Ms. Rubin joined Lehman in April 1992. Prior to joining Lehman, she was employed from September 1988 to April 1992 by the accounting firm of Kenneth Leventhal and Co.. Ms. Rubin is a Certified Public Accountant and received a B.S. degree from the State University of New York at Binghamton in 1988.

	    Certain officers and directors of the IME General Partner are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the market in which the real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

	    Item 11. Executive Compensation. The Registrant does not have any directors or officers. None of the directors or officers of the General Partners receive compensation from the Registrant and neither General Partner receives reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to the General Partners pursuant to the terms of its agreement of limited partnership during the period ending
December 31, 1995, is described in Note 4 to the Notes to the Financial Statements filed in response to Item 8 hereof.

	    Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) No person is known by Registrant to own beneficially more than 5% of the BACs.

	    (b)	No director or officer of the General Partners owns any BACs.

	    (c)	The IME General Partner shall assume all authority and responsibility for the management of the Registrant in the event Mr. Yanney ceases to be a member or the chief executive officer of the America First General Partner.
There exists no other arrangement known to the Registrant the operation of which may at any subsequent date result in a change in control of the
Registrant.

	    Item 13.  Certain Relationships and Related Transactions.  The members of the America First General Partner are America First Companies L.L.C. and
Michael B. Yanney.  The IME General Partner is an affiliate of Lehman.
Except as described herein, the Registrant is not a party to any transaction or proposed transaction with either General Partner or with any person who is:  (i) a member, director, or officer of the General Partners; (ii) a nominee for election as a director or manager of a General Partner; (iii) an owner of more than 5% of the BACs; or, (iv) a member of the immediate family of any of the foregoing persons.

     The Operating Partnership's general partners provide various on-site property development and management services. There were no property development and management fees paid during 1995.

	    The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. During 1995, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during 1995.

	    During 1995, the Registrant paid or reimbursed the General Partners $309,826 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 4 to Notes to Consolidated Financial Statements filed in response to Item 8 hereof for a description of these costs and expenses.

	    An affiliate of the America First General Partner who is also controlled by America First Companies L.L.C. has been retained to provide property management services for Waterman's Crossing, Misty Springs and Fox Hollow
Apartments.  The fees for such services totaled $136,529 during 1995 which represent the lower of costs incurred in providing such management services or the customary fees for such services determined on a competitive basis.

 	                                 PART IV

	    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (a) The following documents are filed as part of this report:

		          1.	Financial Statements.  The following financial statements are included in response to Item 8 of this report:

		          Independent Accountants' Report dated March 28, 1996.

		          Consolidated Balance Sheets of Registrant as of December 31, 1995,
            and December 31, 1994.

		          Consolidated Statements of Income of Registrant for the years ended December 31, 1995, December 31, 1994, and December 31, 1993.

		          Consolidated Statements of Partners' Capital of Registrant for the
            years ended December 31, 1995, December 31, 1994, and December 31,
            1993.

		          Consolidated Statements of Cash Flows of Registrant for the years ended December 31, 1995, December 31, 1994, and December 31, 1993.

		          Notes to Consolidated Financial Statements of Registrant.

		          Schedule III--Real Estate and Accumulated Depreciation for the
            years ended December 31, 1995, and December 31, 1994.

		          2.	Financial Statement Schedules.  The information required to be set forth in the financial statement schedules is included in the
     Financial Statements filed in response to Item 14(a)(1) hereof.


		          3.	Exhibits.  The following exhibits were filed as required by
     Item 14(c) of this report.  Exhibit numbers refer to the paragraph numbers under Rule 601 of Regulation S-K:

			            4(a).  Agreement of Limited Partnership of Capital Source L.P.
            (incorporated herein by reference from Exhibit A of the Prospectus contained in the Registrant's Post Effective Amendment No. 3 dated
            May 15, 1986, to the Registration Statement on Form S-11
            (Commission File No. 0-16497)).

			            4(b).  Beneficial Assignment Certificate (incorporated by
            reference to page 47 of Form 10-K for the fiscal year ended
            December 31, 1989, filed with the Securities and Exchange
            Commission by the Registrant (Commission File No. 0-16497)).

			            24.	Power of Attorney.

	    (b)	The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
Capital Source L.P.:

We have audited the accompanying consolidated balance sheets of Capital Source L.P. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, partners' capital, and cash flows for each of three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Source L.P. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 28, 1996			                                    Coopers & Lybrand L.L.P.







To the Partners
Capital Source L.P.

Our report on the financial statements of Capital Source L.P. and subsidiaries is included in this Form 10-K. In connection with our audit of such consolidated financial statements, we have also audited the related consolidated financial statement schedules listed in Item 14.

In our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material aspects, the information required to be included therein.



Omaha, Nebraska
March 28, 1996                                       Coopers & Lybrand L.L.P.

CAPITAL SOURCE L.P.
CONSOLIDATED BALANCE SHEETS

                                                                                             Dec. 31, 1995		     Dec. 31, 1994
                                                                                            ---------------     ---------------
Assets
	Investment in real estate:
  Land								                                                                             $	    3,093,671	    $	    3,093,671
		Buildings								                                                                             35,505,314		        35,505,314
		Personal property								                                                                      1,998,765		         1,991,554
                                                                                            ---------------     ---------------
                                                                                            				40,597,750		        40,590,539
		Less accumulated depreciation								                                                         (9,039,307)		       (8,142,887)
                                                                                            ---------------     ---------------
		Net investment in real estate			                                                              31,558,443		        32,447,652
                                                                                            ---------------     ---------------
	Cash and temporary cash investments, at cost
		which approximates market value (Note 5)							                                                8,962,735		         2,351,857
	Escrow deposits and property reserves 								                                                  1,019,329		         1,371,560
	Investment in U.S. government securities (Note 5)							                                        1,005,000		              -
	Investment in GNMA security (Note 8)								                                                         -   		         7,145,554
	Investment in mortgage-backed securities (Note 5)							                                        1,677,803		         1,822,428
	Interest and other receivables								                                                             72,993 	            28,455
	Deferred mortgage issuance costs, net of accumulated amortization of
  $1,224,775 in 1995 and $1,083,261 in 1994								                                              2,378,032		         2,519,546
	Other assets								                                                                              519,649		           416,647
                                                                                            ---------------     ---------------
			                                                                                        $	   47,193,984	    $	   48,103,699
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable and accrued expenses 						                                             $	    1,205,598	    $	    1,143,750
		Distribution payable (Note 3) 								                                                           860,587		           860,587
		Mortgage loan payable (Note 7)								                                                         6,392,007		         6,395,004
		Interest payable								                                                                         311,962		           349,158
		Due to operating partnerships' general partners and their affiliates (Note 4)					             4,112,583		         4,512,113
                                                                                            ---------------     ---------------
				                                                                                            12,882,737		        13,260,612
                                                                                            ---------------     ---------------
	Minority interest 				                                                                            224,794		           227,365
                                                                                            ---------------     ---------------
	Partners' Capital (Deficit)
		General Partners								                                                                        (274,793)		         (269,500)
		Limited Partners ($10.18 per BAC in 1995 and $10.34 in 1994)					                             34,361,246		        34,885,222
                                                                                            ---------------     ---------------
				                                                                                            34,086,453		        34,615,722
                                                                                            ---------------     ---------------
			                                                                                        $	   47,193,984	    $	   48,103,699
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENTS OF INCOME

                                                                  		          For the		           For the	            For the
                                                                  		       Year Ended		        Year Ended		        Year Ended
                                                                  		    Dec. 31, 1995	  	   Dec. 31, 1994		     Dec. 31, 1993
                                                                       ---------------     ---------------     ---------------
Income
	Rental income			                                                     $	    7,210,114	    $	    7,748,867	    $	    7,530,940
	Mortgage-backed securities income				                           		           132,211              77,012		              -
	Interest on GNMA securities				                                 		           519,970           		446,103		              -
	Interest on temporary cash investments
		and U.S. government securities				                              		          225,135		           159,005		           184,042
	Other income				                                                 		          219,376		           306,903		           202,831
 Unusual item - gain on disposition of
  Falcon Point assets and related liabilities (Note 8)                           -              2,746,326               -
                                                                        ---------------    ---------------     ---------------
		                                                                	          8,306,806 	       11,484,216		         7,917,813
                                                                        ---------------    ---------------     ---------------
Expenses
	Real estate operating expenses				                               		         3,569,892	         4,105,677		         3,344,398
	Depreciation 				                                                		           896,420	           990,377		         1,066,623
	Interest expense				                                             		           571,801	           613,814		           570,542
 Property development and management fees (Note 4)                                -                 7,649               4,031
	General and administrative expenses (Note 4)
		Investor servicing				                                          		           238,667	           213,212		           192,330
		Professional fees				                                           		            53,121	            70,175		           106,542
		Other expenses				                                              		             5,849	             8,714		            17,115
	Amortization 				                                                 	           141,514	           157,898		           135,897
                                                                        ---------------    ---------------     ---------------
		                                                                	          5,477,264 	        6,167,516		         5,437,478
                                                                        ---------------    ---------------     ---------------
Minority interest in (income) losses of operating
 partnerships	                                                                   2,571	           (19,772)		            6,889
                                                                        ---------------    ---------------     ---------------
Net income		                                                           $	    2,832,113    $	    5,296,928     $     2,487,224
                                                                        ===============    ===============     ===============
Net income allocated to:
	General Partners 			                                             	    $	       28,321    $	       52,969	    $	       24,872
	Limited Partners 				                                                       2,803,792	         5,243,959		         2,462,352
                                                                        ---------------    ---------------     ---------------
 		                                                                    $	    2,832,113    $	    5,296,928	    $	    2,487,224
                                                                        ===============    ===============     ===============
Net income per BAC				                                                 $	          .83	   $	         1.55     $          	.73
                                                                        ===============    ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1992, TO DECEMBER 31, 1995

                                                                               General  		         Limited
                                                                              Partners  		        Partners    		         Total
                                                                        ---------------     ---------------     ---------------
Partners' Capital (excluding net unrealized holding gain)
  Balance at December 31, 1992		                                       $	     (221,489)	   $	   39,638,224	    $	   39,416,735
  Net income					                                                               24,872		         2,462,352		         2,487,224
  Cash distributions paid or accrued (Note 3)					                             (91,428)		       (9,051,350)		       (9,142,778)
                                                                        ---------------     ---------------     ---------------
  Balance at December 31, 1993                                                (288,045)         33,049,226          32,761,181
  Net income						                                                              52,969		         5,243,959		         5,296,928
  Cash distributions paid or accrued (Note 3)					                             (34,424)		       (3,407,963)		       (3,442,387)
                                                                        ---------------     ---------------     ---------------
  Balance at December 31, 1994		                                        	     (269,500)	    	   34,885,222	     	   34,615,722
  Net income						                                                              28,321           2,803,792           2,832,113
  Cash distributions paid or accrued (Note 3)						                            (34,424)         (3,407,964)         (3,442,388)
                                                                        ---------------     ---------------     ---------------
                                                                              (275,603)         34,281,050          34,005,447
                                                                        ---------------     ---------------     ---------------
Net unrealized holding gain
  Balance at December 31, 1994                                                    -                   -                   -
  Net Change                             						                                    810              80,196              81,006
                                                                        ---------------     ---------------     ---------------
                                                                                   810              80,196              81,006
                                                                        ---------------     ---------------     ---------------
Balance at December 31, 1995	                                          $	     (274,793)	   $	   34,361,246     $	   34,086,453
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the             For the 	           For the
                                                                            Year Ended          Year Ended  		      Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994  		   Dec. 31, 1993
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
	Net income                                                            $     2,832,113     $	    5,296,928  	  $	    2,487,224
		Adjustments to reconcile net income to net cash
 			provided by operating activities:
   Unusual item - gain on disposition of
    Falcon Point assets and related liabilities                                   -             (2,746,326)               -
			Depreciation and amortization								                                     1,037,934           1,148,275  		       1,202,520
			Amortization of discount on mortgage-backed
    and U.S. government securities				                                         (11,656)             (1,341)		             -
   Property development and management fees                                       -                  7,649               4,031
			Minority interest in (income) losses of operating partnerships	              (2,571)             19,772  		          (6,889)
			Decrease (increase) in interest and other receivables							                (44,538)             (5,419)  		        372,908
			Decrease (increase) in escrow deposits and property reserves                352,231            (139,743)	           (34,245)
			Decrease (increase) in other assets								                                (105,999)             36,304		          (310,212)
			Increase (decrease) in accounts payable and accrued expenses							          61,848             375,861		          (737,725)
			Increase (decrease) in due to operating partnerships'
				general partners and their affiliates							                              (399,530)           (235,455)		          684,587
			Increase (decrease) in interest payable								                             (37,196)            (49,372)		          144,063
                                                                        ---------------     ---------------     ---------------
	Net cash provided by operating activities			                                3,682,636           3,707,133  		       3,806,262
                                                                        ---------------     ---------------     ---------------
Cash flows from investing activities
	Principal payments received on GNMA securities							                       7,145,554                -		                 -
	Principal payments received on mortgage-backed
  and U.S. government securities			                                            219,865             122,654		              -
	Acquisition of mortgage-backed securities							                                 -             (1,943,741)               -
 Acquisition of U.S. government securities						                              (987,578)               - 		                -
	Acquisition of personal property								                                       (7,211)            (18,784)            (11,473)
 Disposition of FHA Debentures                                                    -                   -              6,331,067
                                                                        ---------------     ---------------     ---------------
		Net cash provided by (used in) investing activities	                       6,370,630          (1,839,871)		        6,319,594
                                                                        ---------------     ---------------     ---------------
Cash flow used in financing activity
	Distributions								                                                      (3,442,388)         (3,442,391)		       (9,219,469)
                                                                        ---------------     ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments			            6,610,878          (1,575,129)		          906,387
Cash and temporary cash investments at beginning of year  	 					            2,351,857           3,926,986  		       3,020,599
                                                                        ---------------     ---------------     ---------------
Cash and temporary cash investments at end of year  		                 $     8,962,735     $	    2,351,857  	  $	    3,926,986
                                                                        ===============     ===============     ===============
Supplemental disclosure of cash flow information:
	Cash paid during the period for interest							                       $       608,997     $	      663,186	    $	      426,479
                                                                        ===============     ===============     ===============
Supplemental disclosure of non-cash investing activities:
	Disposition of Falcon Point assets and related liabilities:
		Land						                                                           $          -        $	     (783,975)	   $	         -
		Buildings						                                                                 -             (6,004,565)		             -
		Personal property						                                                         -                (49,722)		             -
		Accumulated depreciation						                                                  -                997,252 		             -
		Cash and temporary cash investments						                                       -                (68,044)		             -
		Escrow deposit and property reserves						                                      -                (93,908)		             -
		Interest and other receivables						                                            -                (29,440)		             -
		Deferred costs, net of accumulated amortization					                            -               (436,657)		             -
		Other assets						                                                              -                 (3,888)		             -
		Accounts payable and accrued expenses						                                     -                225,301              		-
		Intercompany mortgage payable						                                             -              7,251,258		              -
		Intercompany interest payable						                                             -                808,485		              -
		Due to operating partnerships' general partners'
   and their affiliates			                                                        -                777,808		              -
		Minority interest						                                                         -                156,421		              -
                                                                        ---------------     ---------------     ---------------
	Net liabilities					                                                  $          -        $	    2,746,326	    $	         -
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995

1.	Organization

Capital Source L.P. (the Partnership) was formed on August 22, 1985, under the Delaware Revised Uniform Limited Partnership Act. The General Partners of the Partnership are Insured Mortgage Equities Inc. and America First Capital Source I, L.L.C. (the General Partners).

The Partnership provided virtually 100% of the debt and equity financing for eight multifamily rental housing properties. The Partnership's investment in the properties consisted of: (i) approximately 85% in the form of permanent mortgages and/or loans to fund construction; and, (ii) the balance to purchase up to a 99% limited partnership interest in the Operating Partnerships which developed, own and operate the properties. Each loan is insured or guaranteed, in an amount substantially equal to the face amount of the mortgage, by the Federal Housing Administration (FHA) or the Government National Mortgage Association (GNMA). The Partnership has been repaid by FHA on one of its first mortgage loans. The Partnership has also been repaid by GNMA on one of its GNMA Certificates. The Partnership no longer holds a Partnership Equity Investment in the Operating Partnership which owned the property collateralizing the repaid GNMA Certificate. The seven remaining Operating Partnerships are geographically located as follows: (i) two in North Carolina; and, (ii) one each in Ohio, Florida, Michigan, Virginia and Illinois.

CS Properties I, Inc., which is owned by affiliates of the General Partners, serves as the Special Limited Partner for the Operating Partnerships. The Special Limited Partner has the power, among other things, to remove the general partners of the operating partnerships under certain circumstances and to consent to the sale of the Operating Partnerships' assets. CS Properties I, Inc. also serves as the general partner of Misty Springs Apartments, Waterman's Crossing and Fox Hollow Apartments. The General Partners have negotiated agreements with each Operating Partnership's general partner whereby the Operating Partnership's general partner guarantees to fund certain operating deficits of that Operating Partnership.

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995

 B) Investment in Real Estate
    The Partnership's investment in real estate is carried at cost less accumulated depreciation. The carrying value of each property does not exceed net realizable value.

	C)	Investments in U.S. Government Securities and Mortgage-Backed Securities
    On January 1, 1994, the Partnership adopted Statement of Financial
    Accounting Standard No. 115 "Accounting for Certain Investments in Debt and
    Equity Securities" (FAS 115).  FAS 115 requires that investment securities be classified as held-to-maturity, available-for-sale or trading.  Under
    FAS 115, investments classified as held-to-maturity are carried at amortized cost.  Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital.  Subsequent increases and decreases in the net unrealized gain/loss on the available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital.  The Partnership does not have investment securities classified as trading.  The adoption of FAS 115 had no impact to partners'
    capital or earnings prior to June 30, 1995, since all investment securities were classified as held-to-maturity.  As described in Note 5, on June 30, 1995, the Partnership reclassified certain investment securities from the held-to-maturity category to the available-for-sale category.

	D)	Depreciation and Amortization
 			Depreciation of real estate is based on the estimated useful life of the properties using the straight-line method.  Deferred mortgage issuance costs are being amortized using the effective yield method over the 40 year term of the respective loan.

 E) Revenue Recognition
    The Operating Partnerships lease multifamily rental units under operating leases with terms of one year or less. Rental revenue is recognized as earned net of any vacancy losses and rental concessions offered.

 F) Income Taxes
 			No provision has been made for income taxes since BAC Holders are required to report their share of the Partnership's income for federal and state income tax purposes.  The tax basis of the Partnerships' assets and liabilities exceeded the reported amounts by $5,319,958 and $6,141,437 at
    December 31, 1995, and December 31, 1994, respectively.

	G)	Temporary Cash Investments
 			Temporary cash investments are invested in short-term debt securities purchased with original maturities of three months or less.

 H) New Accounting Pronouncement
    The Financial Accounting Standards Board has issued Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Among other things, this Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The Partnership plans to adopt this Statement in 1996. The Partnership anticipates that the adoption of this Statement will not have a material impact on the consolidated financial statements.

	I)	Net Income per Beneficial Assignment Certificate (BAC)
 			Net income per BAC is based on the number of BACs outstanding (3,374,222)
    during each year presented.

	J)	Reclassifications
		 	Certain amounts in the 1994 consolidated financial statements have been reclassified to conform with the 1995 presentation.

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995

3.	Partnership Income, Expenses and Cash Distributions

Profits and losses from normal operations and cash available for distribution will be allocated 99% to the investors and 1% to the General Partners.
Certain fees payable to the General Partners will not become due until investors have received certain priority returns. Cash distributions included in the consolidated financial statements represent the actual cash distributions made during each year and the cash distributions accrued at the end of each year.

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

The Operating Partnerships' general partners provide various on-site property development and management services. There were no property development and management fees paid for the year ended December 31, 1995. Property development and management fees for the years ended December 31, 1994 and 1993 amounted to $7,649 and $4,031, respectively. Unpaid fees, which are non-interest bearing, are included in amounts due to Operating Partnerships' general partners and their affiliates on the accompanying consolidated balance sheets and will be paid as the operating partnerships reach specified performance standards or upon sale of the related property.

The General Partners are entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. For the years ended December 31, 1995, 1994 and 1993, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during these periods.

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner was $309,826, $291,744 and $329,904 for the years ended December 31, 1995, 1994 and 1993, respectively. Reimbursed expenses are presented on a cash basis and do not reflect accruals made at each year end.

Amounts due to the operating partnerships' general partners and their affiliates on December 31, 1995, and December 31, 1994, are comprised of the following:

                                                                        1995                1994
                                                              ---------------     ---------------
Unpaid property development and management fees              $       438,030     $       433,178
Operating deficit loans                                            3,674,553           4,078,935
                                                              ---------------     ---------------
                                                             $     4,112,583     $     4,512,113
                                                              ===============     ===============

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995

An affiliate of America First Capital Source I, L.L.C. has been retained to provide property management services for Waterman's Crossing, Misty Springs Apartments (both beginning in August 1993) and Fox Hollow Apartments (beginning in June 1995). The fees for services provided were $136,529, $124,896 and $41,477 for 1995, 1994 and 1993, respectively, which represent the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

5.	Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at December 31, 1995:

Cash and temporary cash investments					                                         $     8,112,316
GNMA Certificates						                                                                1,677,803
U.S. government securities						                                                       1,005,000
                                                                                 ---------------
Balance at December 31, 1995	 				                                               $    10,795,119
                                                                                 ===============

The reserve account was established to maintain working capital for the Partnership and is available for distribution to BAC Holders and for any contingencies related to Permanent Investments and the operation of the Partnership. The GNMA Certificates mature between 2007 and 2009 and the U.S. government securities mature in 1996. During the quarter ending June 30, 1995, the Partnership reassessed the appropriateness of the classification of securities held in the reserve account. The Partnership concluded, given the nature of the reserve account, it would be more appropriate to classify securities held in the reserve account as available-for-sale rather than as held-to-maturity. Accordingly, on June 30, 1995, the Partnership transferred all securities held in the reserve account from the held-to-maturity classification to the available-for-sale classification. The total amortized cost, gross unrealized holding gains and aggregate fair value of the securities transferred were $2,740,792, $57,052 and $2,797,844, respectively.

At December 31, 1995, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $2,601,797, $81,006 and $2,682,803, respectively. At December 31, 1994, the total amortized cost, gross unrealized holding losses and aggregate fair value of held-to-maturity securities were $1,822,428, $46,634 and $1,775,794, respectively.

6.	Parent Company Only Financial Information

Generally accepted accounting principles require that the Partnership's financial statements consolidate the operating partnerships since the Partnership holds a majority ownership interest and, through CS Properties I, Inc., it can influence the decisions of the general partners in certain circumstances. In the consolidated financial statements, the Partnership's investment in FHA Loans and GNMA Certificates is eliminated against the related mortgage payable recorded by the operating partnership. If a mortgage loan goes into default and is foreclosed upon by FHA or GNMA, the respective agency may, at their discretion, repay the FHA Loan or the GNMA Certificate. If this occurs, the Partnership's investment in the operating partnership would be eliminated, resulting in the recognition of a gain on the Partnership's consolidated financial statements. This arises because consolidation accounting does not allow the Partnership to stop recording losses from the operating partnerships when the net investment is reduced to zero.

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in operating partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership's capital contributions are adjusted to reflect its share of operating partnership profits or losses and distributions. The investment in operating partnerships represents the Partnership's limited partnership interest in the accumulated deficits of those operating partnerships. The parent company only information is provided to more clearly present the Partnership's investment in the operating partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all operating partnerships were eliminated at December 31, 1995, Partnership capital would increase by $12,498,266 ($3.67 per BAC).

The FHA Loans and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the operating partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loans are subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

Parent Company Only
Condensed Balance Sheets

                                                                                             Dec. 31, 1995		     Dec. 31, 1994
                                                                                            ---------------     ---------------
Assets
	Cash and temporary cash investments			                                                    $	    8,962,735	    $	    2,351,857
	Investment in FHA Loans				                                                                    12,654,188		        12,716,874
	Investment in mortgage-backed securities				                                                   24,388,920		        31,770,666
	Investment in U.S. government securities				                                                    1,005,000		              -
 Investment in operating partnerships				                                                      (12,498,266)		      (11,858,322)
	Interest receivable				                                                                           332,686		           343,597
	Other assets				                                                                                  198,192		           266,003
                                                                                            ---------------     ---------------
                                                                                           $	   35,043,455	    $	   35,590,675
                                                                                            ===============     ===============
Liabilities and Partners' Capital
	Liabilities
		Accounts payable			                                                                      $	      96,415 	    $	      114,366
		Distributions payable				                                                                       860,587 		           860,587
                                                                                            ---------------     ---------------
                                                                                                  957,002 		           974,953
	Partners' Capital				                                                                         34,086,453 		        34,615,722
                                                                                            ---------------     ---------------
			                                                                                        $	  35,043,455     	$	   35,590,675
                                                                                            ===============     ===============

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995

Parent Company Only
Condensed Statements of Income

                                                                                                   For the            	For the
                                                                                                Year Ended		        Year Ended
                                                                                     							 Dec. 31, 1995     	 Dec. 31, 1994
                                                                                            ---------------     ---------------
Income
	Mortgage and mortgage-backed securities income			                                         $	    3,548,264    	$	    3,739,315
	Interest on temporary cash investments	and U.S. government securities                             193,257		           130,252
	Interest on mortgage-backed securities				                                                        132,211		              -
	Equity in losses of operating partnerships				                                                   (680,444)		         (961,773)
	Other income				                                                                                    3,950               2,400
 Unusual item - gain on disposition of Falcon Point assets and related liabilities                    -              2,746,326
                                                                                             --------------     ---------------
                                                                                             				3,197,238		         5,656,520
Expenses
	Operating and administrative				                                                                  365,125		           359,592
                                                                                             --------------     ---------------
Net income			                                                                               $	   2,832,113	    $	    5,296,928
                                                                                             ==============     ===============

Parent Company Only
Condensed Statements of Cash Flows

                                                                                       							     For the           		For the
                                                                                      								  Year Ended      		  Year Ended
								                                                                                     Dec. 31, 1995		     Dec. 31, 1994
                                                                                            ---------------     ---------------
Cash flows from operating activities
	Net income			                                                                             $	    2,832,113	    $	    5,296,928
	Adjustments to reconcile net income to net cash
		provided by operating activities:
   Unusual item - gain on disposition of
    Falcon Point assets and related liabilities                                                       -             (2,746,326)
			Equity in losses of operating partnerships				                                                  680,444		           961,773
			Amortization				                                                                                 67,488		            67,488
			Amortization of discount on investment securities				                                           (11,656)		           (1,341)
			Other non-cash adjustments				                                                                   (6,717)		          (12,915)
                                                                                            ---------------     ---------------
	Net cash provided by operating activities			                                                    3,561,672		         3,565,607
                                                                                            ---------------     ---------------
Cash flow from investing activities
	FHA Loan and GNMA Certificates principal payments							                                        7,519,672		           292,896
	Acquisition of U.S. government securities and mortgage-backed securities                         (987,578)		       (1,943,741)
	Investment in operating partnerships								                                                      (40,500)		          (47,500)
                                                                                            ---------------     ---------------
	Net cash provided by (used in) investing activities			                                          6,491,594 		       (1,698,345)
                                                                                            ---------------     ---------------
Cash flow used in financing activity
	Distributions				                                                                              (3,442,388)		       (3,442,391)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments		                                 6,610,878 		       (1,575,129)
Cash and temporary cash investments at beginning of year  				                                   2,351,857		         3,926,986
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of year  		                                     $	    8,962,735	    $	    2,351,857
                                                                                            ===============     ===============

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995

7.	Mortgage Loan Payable

The mortgage collateralized solely by Fox Hollow Apartments provides for interest at 8.86% and is payable monthly in payments of $42,495 plus service charges of $2,364 and tax escrow payments of $4,312. The mortgage loan payable of $6,392,007 is recorded on the consolidated balance sheet, since it is no longer eliminated in consolidation. The mortgage is an obligation of the operating partnership which owns the property. A Provisional Workout Agreement (PWA) was in effect with HUD that extended to April 30, 1996; however, HUD sold the mortgage in May 1995. The new mortgage holder did not accept the terms of the PWA and notified the property partnership that foreclosure proceedings may be initiated should the property be unable to pay any accrued interest on the mortgage to bring it current. Despite this situation, the Partnership continued to operate under the terms of the PWA until January 1, 1996. The General Partners negotiated a Loan Modification Agreement (LMA) with the new mortgage holder on January 8, 1996. See Note
11 - Subsequent Event.

8.	Investment in GNMA Security and Unusual Item

Due to the earth slide at Falcon Point Apartments in April 1994, the property was not able to generate sufficient cash flow to service its mortgage loan. Foreclosure proceedings were initiated against the property on October 28, 1994, thereby eliminating the Partnership's equity in the property. On that date, the liabilities of the property exceeded the related assets by $2,746,326, resulting in an unusual gain to the Partnership of $2,746,326.

The Partnership continued to hold the GNMA Certificate related to Falcon Point which generated interest income at 8.75% for the Partnership. The GNMA Certificate was shown on the 1994 consolidated balance sheet since it was no longer eliminated in consolidation. In November 1995, the GNMA Certificate was paid-in-full to the Partnership.

9. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

  Cash and temporary cash investments: Fair value approximates the carrying value of such assets.

  Investment in U.S. government securities and mortgage-backed securities:
  Fair values are amounts based on obtained from an independent pricing source.

  Mortgage loan payable: Fair value is not readily determinable as certain terms of the mortgage loan have recently been revised under a loan modification agreement.

                                                                               At December 31, 1995
                                                                        -----------------------------------
                                                                              Carrying           Estimated
                                                                                Amount          Fair Value
                                                                        ---------------     ---------------
Cash and temporary cash investments                                    $     8,962,735     $     8,962,735
Investment in U.S. government securities                                     1,005,000           1,005,000
Investment in mortgage-backed securities                                     1,667,803           1,667,803

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995

10.	Summary of Unaudited Quarterly Results of Operations

								                                                  First		            Second		             Third		            Fourth
From January 1, 1995, to December 31, 1995			           Quarter		           Quarter		           Quarter		           Quarter
														                                   ---------------     ---------------     ---------------     ---------------
Total income						                              $	    2,048,035 	   $	    2,074,499 	   $	    2,092,030 	   $     2,092,242
Total expenses							                                (1,213,254)		       (1,188,422)		       (1,457,400)         (1,618,188)
Minority interest in losses of operating
 partnerships                                               772                 916                 661                 222
														                                   ---------------     ---------------     ---------------     ---------------
Net income						                                $      	835,553    	$	      886,993    	$      	635,291 	   $       474,276
														                                   ===============     ===============     ===============     ===============
Net income per BAC						                        $          	.24 	   $        	  .26    	$	          .19 	   $           .14
														                                   ===============     ===============     ===============     ===============

								                                                  First		            Second		             Third		            Fourth
From January 1, 1994, to December 31, 1994			           Quarter		           Quarter		           Quarter		           Quarter
														                                   ---------------     ---------------     ---------------     ---------------
Total income						                              $	    2,061,902    	$	    2,058,297    	$	    2,073,633 	   $     5,290,384 (1)
Total expenses							                                (1,333,643)		       (1,378,552)		       (1,225,404)		       (2,229,917)
Minority interest in (income) losses of
 operating partnerships                                     989               1,581               1,181             (23,523)
														                                  ----------------     ---------------     ---------------     ---------------
Net income						                               $	       729,248 	   $	      681,326    	$      	849,410 	   $	    3,036,944
														                                  ================     ===============     ===============     ===============
Net income per BAC						                       $	           .21 	   $	          .20 	   $	          .25 	   $	          .89
														                                  ================     ===============     ===============     ===============

(1) During the fourth quarter of 1994, the Partnership recorded a gain of $2,746,326 on the disposition of Falcon Point assets and related liabilities. The Partnership also earned interest on GNMA securities of $446,103 during the fourth quarter of 1994 as a result of the recognition of the Falcon Point GNMA certificate for financial statement purposes effective November 1, 1994.

11. Subsequent Event

On January 8, 1996, the General Partners negotiated an LMA with the new mortgage holder of the Fox Hollow Apartments mortgage. Under the terms of the LMA, the PWA was dissolved and certain terms and conditions of the mortgage payable were modified so that it operates as a conventional mortgage. The new mortgage holder agreed to accept $229,745 ($161,745 of which was paid by the Partnership) as payment of accrued unpaid interest. Further, effective January 1, 1996, installments of interest and principal in the amount of $49,947 are due on the first day of each month, with the balance of principal and accrued interest due and payable by the earlier of the call date or October 1, 2028.

Schedule III

CAPITAL SOURCE L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1994

								                                                                                                 Costs Capitalized
					                                                                           Initial Cost			              Subsequent
                            Description			 		                                  to Partnership			           to Acquisition
- -----------------------------------------------------------------------   -------------------------   -------------------------
                                                                                   		 				                            Carrying
						                                                                                                        		         Costs
Property	                 Location	          # of Units	   Encumbrances	        Land	 	   Property	    Improvements	 	     (c)
- -----------------------   ---------------   ------------   ------------   -----------   ------------   ------------   ---------
Waterman's Crossing	      Newport News, VA	       260 	         (a)	     $   700,000 	 $    893,682 	 $  8,894,510 	 $  65,190
Fox Hollow	               High Point, NC	         184 	         (b)	         272,215 		     499,365 	    5,518,162 		   98,580
Highland Park	            Columbus, OH	           252 	         (a)	          65,799 		      37,792 	    8,591,903 		   69,176
Bluff Ridge	              Jacksonville, NC	       108 	         (a)	         196,050 		      33,281 	    3,283,500 		   77,738
Misty Springs	            Daytona Beach, FL	      128 	         (a)	         710,400 		     351,972 	    2,840,884 		   68,679
Water's Edge	             Lake Villa, IL	         108 	         (a)	         246,160 		      24,550 	    4,780,840 		  139,440
Ponds at Georgetown	      Ann Arbor, MI	          134 	         (a)	         174,879 		     118,649 	    1,812,662 		   24,481
                                                                          -----------   ------------   ------------   ---------
				                                                                     $ 2,365,503   $  1,959,291	  $ 35,722,461		 $ 543,284
																                                                          ===========   ============   ============   =========

                               Gross Amount at December 31, 1994
                           -----------------------------------------
                                          Buildings,
                                        Improvements                                                                 Life on
                                        and Personal                   Accumulated			                                  Which
						                           Land       Property          Total	  Depreciation	        Date of	      Date   Depreciation
Property	                         (d)	           (e)	   (d) and (e)	           (f)	   Construction	  Acquired	   is Computed
- ------------------------   -----------   ------------   ------------   ------------   ------------   --------   ------------
Waterman's Crossing	      $ 1,122,322 	 $  9,431,060 	 $ 10,553,382 	 $  2,546,033 	      1987	         N/A	     5-40 years
Fox Hollow	 	                 272,215 	    6,116,107 	    6,388,322 	    1,483,649 	      1988	         N/A	     5-40 years
Highland Park	 	              208,403 	    8,556,267 	    8,764,670 	    1,504,224 	      1988	         N/A	     5-40 years
Bluff Ridge	 	                203,050 	    3,387,519 	    3,590,569 	      588,913 	      1988	         N/A	     5-40 years
Misty Springs		               741,587 	    3,230,348 	    3,971,935 	      845,700       	1988	         N/A	     5-40 years
Water's Edge	 	               371,215 	    4,819,775 	    5,190,990 	      792,698 	      1988	         N/A	     5-40 years
Ponds at Georgetown		         174,879 	    1,955,792      2,130,671 	      381,670 	      1989	         N/A	     5-40 years
                           -----------   ------------   ------------   ------------
				                      $ 3,093,671	  $ 37,496,868	  $ 40,590,539	  $  8,142,887
																           ===========   ============   ============   ============

Schedule III

CAPITAL SOURCE L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995

								                                                                                                 Costs Capitalized
					                                                                           Initial Cost			              Subsequent
                            Description			 		                                  to Partnership			           to Acquisition
- -----------------------------------------------------------------------   -------------------------   -------------------------
                                                                                   		 				                            Carrying
						                                                                                                        		         Costs
Property	                 Location	          # of Units	   Encumbrances	        Land	 	   Property	    Improvements	 	     (c)
- -----------------------   ---------------   ------------   ------------   -----------   ------------   ------------   ---------
Waterman's Crossing	      Newport News, VA	       260 	         (a)	     $   700,000 	 $    893,682 	 $  8,894,510 	 $  65,190
Fox Hollow	               High Point, NC	         184 	         (b)	         272,215 		     499,365 	    5,518,162 		   98,580
Highland Park	            Columbus, OH	           252 	         (a)	          65,799 		      37,792 	    8,591,903 		   69,176
Bluff Ridge	              Jacksonville, NC	       108 	         (a)	         196,050 		      33,281 	    3,283,500 		   77,738
Misty Springs	            Daytona Beach, FL	      128 	         (a)	         710,400 		     351,972 	    2,840,884 		   68,679
Water's Edge	             Lake Villa, IL	         108 	         (a)	         246,160 		      24,550 	    4,788,051 		  139,440
Ponds at Georgetown	      Ann Arbor, MI	          134 	         (a)	         174,879 		     118,649 	    1,812,662 		   24,481
                                                                          -----------   ------------   ------------   ---------
				                                                                     $ 2,365,503   $  1,959,291	  $ 35,729,672		 $ 543,284
																                                                          ===========   ============   ============   =========

                               Gross Amount at December 31, 1995
                           -----------------------------------------
                                          Buildings,
                                        Improvements                                                                 Life on
                                        and Personal                   Accumulated			                                  Which
						                           Land       Property          Total	  Depreciation	        Date of	      Date   Depreciation
Property	                         (d)	           (e)	   (d) and (e)	           (f)	   Construction	  Acquired	   is Computed
- ------------------------   -----------   ------------   ------------   ------------   ------------   --------   ------------
Waterman's Crossing	      $ 1,122,322 	 $  9,431,060 	 $ 10,553,382 	 $  2,759,468 	      1987	         N/A	     5-40 years
Fox Hollow	 	                 272,215 	    6,116,107 	    6,388,322 	    1,626,177 	      1988	         N/A	     5-40 years
Highland Park	 	              208,403 	    8,556,267 	    8,764,670 	    1,717,186 	      1988	         N/A	     5-40 years
Bluff Ridge	 	                203,050 	    3,387,519 	    3,590,569 	      672,769 	      1988	         N/A	     5-40 years
Misty Springs		               741,587 	    3,230,348 	    3,971,935 	      917,659       	1988	         N/A	     5-40 years
Water's Edge	 	               371,215 	    4,826,986 	    5,198,201 	      918,451 	      1988	         N/A	     5-40 years
Ponds at Georgetown		         174,879 	    1,955,792      2,130,671 	      427,597 	      1989	         N/A	     5-40 years
                           -----------   ------------   ------------   ------------
				                      $ 3,093,671	  $ 37,504,079	  $ 40,597,750	  $  9,039,307
																           ===========   ============   ============   ============

Schedule III

CAPITAL SOURCE L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995, 1994 and 1993

(a) 	The Partnership has no encumbrances against this property.  Encumbrances
     recorded by the	operating partnerships are eliminated in the consolidated
     financial statements of the Partnership.
(b) 	The Partnership has a mortgage obligation totaling $6,392,007 which is collateralized solely by this property. The mortgage provides for the payment of interest at the rate of 8.86% totaling $42,495 on a monthly basis. This mortgage loan was in technical default as of December 31,
     1995.
(c) 	Carrying costs include legal fees, appraisal fees, title costs and other related professional fees.
(d) 	The aggregate cost for Federal income tax purposes is the same as for financial reporting purposes.
(e) 	Reconciliation of Real Estate:

				                                                                              1995		              1994	               1993
                                                                        ---------------     ---------------     ---------------
	    Balance - beginning of year			                                    $    40,590,539 		  $    47,410,017 	   $    47,398,544
    	Acquisitions			                                                             7,211 	           	18,784 	            11,473
    	Dispositions			                                                              -           		(6,838,262)	              -
                                                                        ---------------     ---------------     ---------------
    	Balance - end of year			                                          $    40,597,750  		 $    40,590,539 	   $    47,410,017
                                                                        ===============     ===============     ===============

(f) 	Reconciliation of Accumulated Depreciation:

				                                                                              1995		              1994	               1993
                                                                        ---------------     ---------------     ---------------
	    Balance - beginning of year			                                    $     8,142,887 		  $     8,149,762 	   $     7,083,139
	    Depreciation expense		                                                   	896,420 		          990,377 	         1,066,623
	    Dispositions			                                                              -        	     	(997,252)	              -
                                                                        ---------------     ----------------    ---------------
    	Balance - end of year			                                          $     9,039,307 	 	 $     8,142,887   	 $     8,149,762
                                                                        ===============     ================    ===============

	                                 SIGNATURES

	    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


		                                 CAPITAL SOURCE L.P.

		                                 By	America First Capital
			                                   Source I, L.L.C., General
			                                   Partner


	                                 	By	/s/ Michael Thesing
			                                   Michael Thesing,
			                                   Vice President

Date:  March 28, 1996

 	   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.


Date:  March 29, 1996	             By	/s/ Michael B. Yanney*
			                                   Michael B. Yanney,
			                                   Chairman and Chief Executive Officer
                                      (Principal Executive Officer)


Date:  March 29, 1996	             By	/s/ Michael Thesing
			                                   Michael Thesing, Vice
			                                   President, Secretary and
			                                   Treasurer (Principal Financial Officer)



*By Michael Thesing,
    Attorney in Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

       		America First Tax-Exempt Mortgage Fund Limited Partnership America First Tax-Exempt Mortgage Fund 2 Limited Partnership America First Participating/Preferred Equity Mortgage Fund America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership Capital Source L.P.
       		Capital Source II L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 10th day of March, 1996.


                                                							  /s/ Michael B. Yanney
                                                 							Michael B. Yanney