Form 10-Q
period 1996-03-31
CAPITAL SOURCE L P
filed 1996-05-16
CIK 775629

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended March 31, 1996 or

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
CAPITAL SOURCE L.P.
BALANCE SHEETS
(UNAUDITED)

                                                                                             Mar. 31, 1996		     Dec. 31, 1995
                                                                                            ---------------     ---------------
Assets
	Investment in real estate:
		Land								                                                                              $    3,093,671	     $    3,093,671
		Buildings								                                                                             35,505,314		        35,505,314
		Personal property								                                                                      1,998,919		         1,998,765
                                                                                            ---------------     ---------------
                                                                                            				40,597,904		        40,597,750
		Less accumulated depreciation								                                                         (9,253,904)		       (9,039,307)
                                                                                            ---------------     ---------------
		Net investment in real estate			                                                              31,344,000		        31,558,443
                                                                                            ---------------     ---------------
	Cash and temporary cash investments, at cost
		which approximates market value (Note 5)							                                                8,808,923		         8,962,735
	Escrow deposits and property reserves 								                                                  1,005,424		         1,019,329
	Investment in U.S. government securities (Note 5)							                                        1,000,315		         1,005,000
	Investment in mortgage-backed securities (Note 5)							                                        1,603,255		         1,677,803
	Interest and other receivables								                                                            168,995		            72,993
	Deferred mortgage issuance costs, net								                                                   2,343,580		         2,378,032
	Other assets								                                                                              635,265		           519,649
                                                                                            ---------------     ---------------
			                                                                                         $   46,909,757	     $   47,193,984
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable and accrued expenses 						                                              $    1,254,897	     $    1,205,598
		Distribution payable (Note 3) 								                                                           860,587		           860,587
		Mortgage loan payable (Note 7)								                                                         6,392,007		         6,392,007
		Interest payable								                                                                          82,217		           311,962
		Due to general partners and their affiliates (Note 4)				                      	               4,113,813		         4,112,583
                                                                                            ---------------     ---------------
				                                                                                            12,703,521		        12,882,737
                                                                                            ---------------     ---------------
	Minority interest 				                                                                            224,762		           224,794
                                                                                            ---------------     ---------------
	Partners' Capital (Deficit)
		General Partners								                                                                        (275,843)		         (274,793)
		Limited Partners ($10.15 per BAC in 1996 and $10.18 in 1995)					                             34,257,317		        34,361,246
                                                                                            ---------------     ---------------
				                                                                                            33,981,474		        34,086,453
                                                                                            ---------------     ---------------
			                                                                                         $   46,909,757	     $   47,193,984
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                   For the		           For the
                                                                                             Quarter Ended		     Quarter Ended
                                                                                             Mar. 31, 1996		     Mar. 31, 1995
                                                                                            ---------------     ---------------
Income
	Rental income			                                                                           $    1,766,519	     $    1,776,678
	Mortgage-backed securities income				                                                              30,345		            34,517
	Interest on GNMA securities				                                                                      -   		           156,195
	Interest on temporary cash investments
		and U.S. government securities				                                                               128,576		            39,094
	Other income				                                                                                   64,626		            41,551
                                                                                            ---------------     ---------------
		                                                                                               1,990,066	          2,048,035
                                                                                            ---------------     ---------------
Expenses
	Real estate operating expenses				                                                                710,097		           739,314
	Depreciation 				                                                                                 214,597		           225,151
	Interest expense				                                                                              149,841		           141,649
	General and administrative expenses (Note 4)
		Investor servicing				                                                                            75,115		            50,509
		Professional fees				                                                                             18,425		            20,125
		Other expenses				                                                                                 2,124		             1,216
	Amortization 				                                                                                  34,452		            35,290
                                                                                            ---------------     ---------------
		                                                                                               1,204,651	          1,213,254
                                                                                            ---------------     ---------------
Minority interest in losses of operating
 partnerships	                                                                                          32	                772
                                                                                            ---------------     ---------------
Net income		                                                                                $      785,447	     $      835,553
                                                                                            ===============     ===============
Net income allocated to:
	General Partners 			                                                                       $        7,854	     $        8,356
	Limited Partners 				                                                                             777,593		           827,197
                                                                                            ---------------     ---------------
 		                                                                                         $      785,447	     $      835,553
                                                                                            ===============     ===============
Net income per BAC				                                                                      $          .23	     $          .24
                                                                                            ===============     ===============

CAPITAL SOURCE L.P.
STATEMENT OF PARTNERS' CAPITAL
FOR THE QUARTER ENDED MARCH 31, 1996
(UNAUDITED)

                                                                               General  		         Limited
                                                                              Partners  		        Partners    		         Total
                                                                        ---------------     ---------------     ---------------
Partners' Capital (excluding net unrealized holding gain)
 Balance at December 31, 1995		                                         $     (275,603)	    $   34,281,050	     $   34,005,447
 Net income						                                                                7,854		           777,593		           785,447
 Cash distributions paid or accrued (Note 3)						                              (8,606)		         (851,992)		         (860,598)
                                                                        ---------------     ---------------     ---------------
                                                                              (276,355)         34,206,651          33,930,296
                                                                        ---------------     ---------------     ---------------
Net unrealized holding gain
 Balance at December 31, 1995                                                      810              80,196              81,006
 Net change                         						                                        (298)            (29,530)	           (29,828)
                                                                        ---------------     ---------------     ---------------
                                                                                   512              50,666              51,178
                                                                        ---------------     ---------------     ---------------
Balance at March 31, 1996    	                                          $     (275,843)	    $   34,257,317 	    $   33,981,474
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                   For the	            For the
                                                                                             Quarter Ended  		   Quarter Ended
                                                                                             Mar. 31, 1996  		   Mar. 31, 1995
                                                                                            ---------------     ---------------
Cash flows from operating activities
	Net income                                                                                 $      785,447  	   $      835,553
		Adjustments to reconcile net income to net cash
 			provided by operating activities:
			Depreciation and amortization								                                                           249,049  		         260,441
			Amortization of discount on mortgage-backed and U.S. government securities				                   (3,754)		             (290)
			Minority interest in losses of Operating Partnerships			                                            (32)  		           (772)
			Increase in interest and other receivables							                                               (96,002)  		       (120,449)
			(Increase) decrease in escrow deposits and property reserves		                                   13,905	            (27,567)
			Increase in other assets								                                                               (115,616)		          (93,073)
			Increase in accounts payable and accrued expenses							                                         49,299		            38,148
			Decrease in due to Operating Partnerships'
				general partners and their affiliates							                                                     1,230		             1,553
			Decrease in interest payable								                                                           (229,745)            (11,627)
                                                                                            ---------------     ---------------
	Net cash provided by operating activities			                                                      653,781  		         881,917
                                                                                            ---------------     ---------------
Cash flows from investing activities
	Principal payments received on mortgage-backed and U.S. government securities				                  53,159		            23,512
	Acquisition of personal property								                                                             (154)            	  (863)
	Acquisition of U.S. government securities							                                                     -		             (987,578)
	Principal payments received on GNMA securities							                                                -		                7,816
                                                                                            ---------------     ---------------
		Net cash provided by (used in) investing activities			                                            53,005		          (957,113)
                                                                                            ---------------     ---------------
Cash flow used in financing activity
	Distributions								                                                                            (860,598)		         (860,597)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments			                                            (153,812)		         (935,793)
Cash and temporary cash investments at beginning of period	 					                                8,962,735  		       2,351,857
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period		                                      $    8,808,923  	   $    1,416,064
                                                                                            ===============     ===============
Supplemental disclosure of cash flow information:
	Cash paid during the period for interest							                                            $      379,586	     $      153,276
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
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

    The consolidated financial statements are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 1996, and results of operations for all periods presented have been made.

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

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

 C)	Investments in U.S. Government Securities and Mortgage-Backed Securities
    Investment securities are classified as held-to-maturity, available-for-sale or trading. Investments classified as held-to-maturity are carried at amortized cost. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital. Subsequent increases and decreases in the net unrealized gain/loss on the available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital. The Partnership does not have investment securities classified as trading.

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

 H) New Accounting Pronouncement
    On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standard No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Among other things, FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The adoption of FAS 121 did not have a material impact on the consolidated financial statements.

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

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

4.	Transactions with Related Parties

The General Partners, certain of their affiliates and the operating partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The Operating Partnerships' general partners provide various on-site property development and management services. There were no property development and management fees incurred for the quarter ended March 31, 1996. Unpaid fees, which are non-interest bearing, are included in amounts due to general partners and their affiliates on the accompanying consolidated balance sheets and will be paid as the Operating Partnerships reach specified performance standards or upon sale of the related property.

Amounts due to general partners and their affiliates at March 31, 1996, is comprised of the following:

Unpaid property development and management fees              $      439,260
Operating deficit loans                                           3,674,553
                                                             ---------------
                                                             $    4,113,813
                                                             ===============

The General Partners are entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. For the quarter ended March 31, 1996, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during this period.



Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for 1996 was $125,560. Reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

An affiliate of America First Capital Source I, L.L.C. has been retained to provide property management services for Waterman's Crossing, Misty Springs Apartments, and Fox Hollow Apartments (beginning in June, 1995). The fees for services provided in 1996, amounted to $40,229, and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

5.	Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at March 31, 1996:

Cash and temporary cash investments					                              $    8,130,952
GNMA Certificates						                                                    1,603,255
U.S. government securities						                                           1,000,315
                                                                      ---------------
                              					                                   $   10,734,522
                                                                      ===============

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

The reserve account was established to maintain working capital for the Partnership and is available for distribution to BAC Holders and for any contingencies related to Permanent Investments and the operation of the Partnership. The GNMA Certificates mature between 2007 and 2009. At March 31, 1996, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $2,552,392, $51,178 and $2,603,570 respectively.

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

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in Operating Partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership's capital contributions are adjusted to reflect its share of operating partnership profits or losses and distributions. The investment in operating partnerships represents the Partnership's limited partnership interest in the accumulated deficits of those Operating Partnerships. The parent company only information is provided to more clearly present the Partnership's investment in the Operating Partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all Operating Partnerships were eliminated at March 31, 1996, Partnership capital would increase by $12,353,383 ($3.62 per BAC).

The FHA Loans and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the Operating Partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loans are subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

Parent Company Only
Condensed Balance Sheets

                                                                                             Mar. 31, 1996		     Dec. 31, 1995
                                                                                            ---------------     ---------------
Assets
	Cash and temporary cash investments			                                                     $    8,808,923	     $    8,962,735
	Investment in FHA Loans				                                                                    12,637,638		        12,654,188
	Investment in mortgage-backed securities				                                                   24,290,083		        24,388,920
	Investment in U.S. government securities				                                                    1,000,315		         1,005,000
 Investment in Operating Partnerships				                                                      (12,353,383)		      (12,498,266)
	Interest receivable				                                                                           333,385		           332,686
	Other assets				                                                                                  191,690		           198,192
                                                                                            ---------------     ---------------
                                                                                            $   34,908,651	     $   35,043,455
                                                                                            ===============     ===============
Liabilities and Partners' Capital
	Liabilities
		Accounts payable			                                                                       $       66,590	     $       96,415
		Distributions payable				                                                                        860,587		           860,587
                                                                                            ---------------     ---------------
                                                                                                   927,177		           957,002
	Partners' Capital				                                                                          33,981,474		        34,086,453
                                                                                            ---------------     ---------------
			                                                                                         $   34,908,651    	 $   35,043,455
                                                                                            ===============     ===============

Parent Company Only
Condensed Statements of Income

                                                                                                   For the       	     For the
                                                                                             Quarter Ended		     Quarter Ended
                                                                                     							 Mar. 31, 1996     	 Mar. 31, 1995
                                                                                            ---------------     ---------------
Income
	Mortgage and mortgage-backed securities income			                                          $      788,576    	 $      873,327
	Interest on temporary cash investments	and U.S. government securities                             123,824		            31,864
	Interest on mortgage-backed securities				                                                         30,345		            34,517
	Equity in losses of Operating Partnerships				                                                    (46,862)		          (16,434)
	Other income				                                                                                    2,100		             1,000
                                                                                             --------------     ---------------
                                                                                             				  897,983		           924,274
Expenses
	Operating and administrative				                                                                  112,536		            88,721
                                                                                             --------------     ---------------
Net income			                                                                                $     785,447	     $      835,553
                                                                                             ==============     ===============

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

Parent Company Only
Condensed Statements of Cash Flows

                                                                                       							     For the      		     For the
                                                                                      							Quarter Ended      	Quarter Ended
								                                                                                     Mar. 31, 1996		     Mar. 31, 1995
                                                                                            ---------------     ---------------
Cash flows from operating activities
	Net income			                                                                              $      785,447	     $      835,553
	Adjustments to reconcile net income to net cash
		provided by operating activities:
			Equity in losses of Operating Partnerships				                                                   46,862		            16,434
			Amortization				                                                                                 16,872		            16,840
			Amortization of discount on mortgage-backed and U.S. government securities	                      (3,754)		             (290)
			Other non-cash adjustments				                                                                  (40,891)		           (9,725)
                                                                                            ---------------     ---------------
	Net cash provided by operating activities			                                                      804,536		           858,812
                                                                                            ---------------     ---------------
Cash flows from investing activities
	FHA Loan and GNMA Certificates principal payments							                                           93,995		            68,570
 Acquisition of U.S. government securities and mortgage-backed securities                             -               (987,578)
	Investment in Operating Partnerships								                                                     (191,745)		          (15,000)
                                                                                            ---------------     ---------------
	Net cash used in investing activities			                                                          (97,750)		         (934,008)
                                                                                            ---------------     ---------------
Cash flow used in financing activity
	Distributions				                                                                                (860,598)		         (860,597)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments			                                            (153,812)		         (935,793)
Cash and temporary cash investments at beginning of period				                                   8,962,735		         2,351,857
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period		                                      $    8,808,923	     $    1,416,064
                                                                                            ===============     ===============

7.	Mortgage Loan Payable

The mortgage collateralized solely by Fox Hollow Apartments provides for interest at 8.86%. Under the terms of a Loan Modification Agreement entered into on January 8, 1996, installments of principal and interest in the amount of $49,947 are due on the first day of each month with the balance of principal and interest due and payable no later than October 1, 2028. The mortgage loan payable of $6,392,007 is recorded on the consolidated balance sheet, since it is no longer eliminated in consolidation. The mortgage is an obligation of the Operating Partnership which owns the property.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in five states; (ii) three first mortgage loans insured as to principal and interest by the Federal Housing Administration
(FHA) on multifamily housing properties located in two states; and (iii) Partnership Equity Investments in eight limited partnerships which own the
multifamily properties financed by the GNMA Certificates and FHA Loans.   The
Partnership subsequently received FHA Debentures in payment of the FHA Loan on Fox Hollow Apartments which were paid in full on January 5, 1993. On October 28, 1994, foreclosure proceedings were initiated on Falcon Point Apartments and, accordingly, the Partnership no longer holds a Partnership Equity Investment in this property. In addition, on November 17, 1995, the GNMA Certificate related to Falcon Point Apartments was paid-in-full to the Partnership. Collectively, the remaining GNMA Certificates, FHA Loans and Partnership Equity Investments are referred to as the "Permanent
Investments". The Partnership has also invested amounts held in its reserve account in certain GNMA securities backed by pools of single-family mortgages and U.S. government securities ("Reserve Investments"). The obligations of GNMA and FHA are backed by the full faith and credit of the United States government.

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

The following FHA Loans, GNMA Certificates, and U.S. government securities were owned by the Partnership at March 31, 1996. Interest income from the FHA Loans, GNMA Certificates, and U.S. government securities is the primary source of cash available for distribution to investors.

                                                       Guaranteed	        Interest	             Maturity		            Carrying
Property Name	                                      or Insured By	            Rate			               Date               		Value
- ----------------------------------------           ---------------       ----------       ---------------       ---------------
Bluff Ridge Apartments	                                       FHA	           8.72%	           11-15-2028	       $    3,545,437
Highland Park Apartments	                                     FHA	           8.75%	           11-01-2028		           9,092,201
Misty Springs Apartments	                                    GNMA	           8.75%	           06-15-2029		           4,311,101
The Ponds at Georgetown	                                     GNMA	           9.00%	           12-15-2029		           2,252,328
Waterman's Crossing	                                         GNMA	          10.00%	           09-15-2028		          11,008,175
Water's Edge Apartments	                                     GNMA	           8.75%	           12-15-2028		           5,115,224
Pools of single-family properties	                           GNMA	           7.58%(1)      	2008 to 2009		             763,485
Pools of single-family properties	                           GNMA	           7.58%(1)	      2007 to 2008		             839,770
U.S. government securities	                       U.S. government	           6.41%(1)	        03-31-1996		           1,000,315
                                                                                                                ---------------
                                                                                                                $   37,928,036
                                                                                                                ===============

(1) Represents yield to the Partnership.

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                                   For the     	       For the
                                                                                             Quarter Ended		     Quarter Ended
                                                                                             Mar. 31, 1996		     Mar. 31, 1995
                                                                                            ---------------     ---------------
Regular monthly distributions
	Income				                                                                                 $        .2305	     $        .2525
	Return of capital				                                                                               .0220		              -
                                                                                            ---------------     ---------------
				                                                                                                 .2525		             .2525
                                                                                            ===============     ===============
Distributions
	Paid out of cash flow							                                                               $        .2525	     $        .2525
                                                                                            ===============     ===============

Regular quarterly distributions to BAC Holders consist primarily of interest received on FHA Loans, GNMA Certificates, and U.S. government securities. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the quarter ended March 31, 1996, a net amount of $82,578 of undistributed cash flow was added to reserves. The total amount held in reserves at March 31, 1996, was $10,734,522 of which $2,603,570 was invested in GNMA Certificates and U.S. government securities.

The Partnership believes that cash provided by operating activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet its short-term and long-term liquidity requirements, including the payments of distributions to BAC Holders. Under the terms of the Partnership Agreement, the Partnership has the authority to enter into short-term and long-term debt financing arrangements; however, the Partnership currently does not anticipate entering into such arrangements. The Partnership is not authorized to issue additional BACs to meet short-term and long-term liquidity requirements.

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

On January 8, 1996, the General Partners negotiated a Loan Modification Agreement (LMA) with the new mortgage holder of the Fox Hollow Apartments mortgage. Under the terms of the LMA, the Provisional Workout Agreement previously entered into with HUD on this property was dissolved and certain terms and conditions of the mortgage payable were modified so that it operates as a conventional mortgage. Accrued unpaid interest of $229,745 was paid to the new mortgage holder. Further, effective January 1, 1996, installments of interest and principal in the amount of $49,947 are due on the first day of each month, with the balance of principal and accrued interest due and payable by the earlier of the call date or October 1, 2028.

The overall status of the Partnership's other investments has remained relatively constant since December 31, 1995.

The following table shows the occupancy levels of the properties financed by the Partnership at March 31, 1996:

                                                                                                     Number     	   Percentage
                                                                                  Number         	of  Units         	of  Units
Property Name                     	         Location               	           of  Units          	Occupied         	 Occupied
- -------------------------------             --------------------             ------------       ------------       ------------
Bluff Ridge Apartments                      Jacksonville, NC        	                108                	99	               92%
Fox Hollow Apartments 	                     High Point, NC	                          184	               179	               97%
Highland Park Apartments            	       Columbus, OH              	              252           	    239	               95%
Misty Springs Apartments         	          Daytona Beach, FL               	        128           	    124	               97%
The Ponds at Georgetown                    	Ann Arbor, MI              	             134            	   130	               97%
Waterman's Crossing                      	  Newport News, VA        	                260            	   240	               92%
Water's Edge Apartments                 	   Lake Villa, IL               	           108            	   102	               94%
                                                                            -------------       ------------       ------------
	                                                                                  1,174	             1,113	               95%
                                                                            =============       ============       ============

Results of Operations

The table below compares the results of operations for each period shown.

                                                                               For the		           For the		          Increase
                                                                         Quarter Ended		     Quarter Ended		         (Decrease)
                                                                         Mar. 31, 1996		     Mar. 31, 1995		         From 1995
                                                                        ---------------     ---------------     ---------------
Rental income                                                           $    1,766,519	     $    1,776,678	     $      (10,159)
Mortgage-backed securities income						                                         30,345              34,517              (4,172)
Interest on GNMA securities						                                                 -		              156,195            (156,195)
Interest income on temporary cash investments
	and U.S. government securities                                                128,576		            39,094		            89,482
Other income                                                                    64,626		            41,551		            23,075
                                                                        ---------------     ---------------     ---------------
                                                                             1,990,066		         2,048,035		           (57,969)
                                                                        ---------------     ---------------     ---------------
Real estate operating expenses			                                              710,097		           739,314		           (29,217)
Depreciation				                                                               214,597		           225,151		           (10,554)
Interest expense						                                                         149,841		           141,649		             8,192
Investor servicing				                                                          75,115		            50,509		            24,606
Professional fees				                                                           18,425		            20,125		            (1,700)
Other expenses				                                                               2,124		             1,216		               908
Amortization				                                                                34,452		            35,290		              (838)
                                                                        ---------------     ---------------     ---------------
                                                                             1,204,651		         1,213,254		           221,142
                                                                        ---------------     ---------------     ---------------
Minority interest in losses of Operating Partnerships	                              32		               772		              (740)
                                                                        ---------------     ---------------     ---------------
Net income	                                                             $      785,447	     $      835,553	     $      (50,106)
                                                                        ===============     ===============     ===============

Rental income is recognized net of any vacancy losses and rental concessions offered. Rental income, net of real estate operating expenses, depreciation, and amortization increased approximately $30,450 for the quarter ended March 31, 1996, compared to the same period in 1995. Rental income decreased slightly for the quarter ended March 31, 1996, compared to the same period in 1995, primarily due to an overall decrease in average occupancy. Real estate operating expenses decreased for the quarter ended March 31, 1996, compared to the same period in 1995, due to a slight decrease in property improvements. Depreciation expense decreased for the quarter ended March 31, 1996, compared to the same period in 1995, due to certain personal property being fully depreciated.

Mortgage-backed securities income decreased for the quarter ended March 31, 1996, compared to the same period in 1995 due to the continued amortization of the principal balance of the mortgage-backed securities.

Interest on GNMA securities for the quarter ended March 31, 1995, resulted from the recognition of the GNMA Certificate related to Falcon Point Apartments for financial statement purposes effective November 1, 1994. Prior to the foreclosure, the Partnership's investment in the GNMA Certificate was eliminated in consolidation. The GNMA Certificate was paid off in November 1995; therefore, the Partnership will no longer receive interest from this source.

Interest income on temporary cash investments and U.S. government securities increased for the quarter ended March 31, 1996, compared to the same period in 1995. This increase is the result of an increase in other cash investments due to an increase in cash reserves as the result of receiving proceeds from the payoff of the GNMA Certificate related to Falcon Point Apartments in November 1995.

Other income consists primarily of garage rentals, washer/dryer, and vending income generated by the Partnership's properties. Income from such sources increased for the quarter ended March 31, 1996, compared to the same period in 1996.

Investor servicing costs increased for the quarter ended March 31, 1996, compared to the same period in 1995 due to increases in expenses associated with maintaining and providing investors with Partnership information, primarily salaries and related expenses. Professional fees decreased for the quarter ended March 31, 1996, compared to the same period in 1995 primarily due to a decrease in legal fees.

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

Dated:  May 15, 1996          CAPITAL SOURCE L.P.

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