Form 10-Q
period 1996-06-30
CAPITAL SOURCE L P
filed 1996-08-13
CIK 775629

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended June 30, 1996 or

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
CAPITAL SOURCE L.P.
BALANCE SHEETS
(UNAUDITED)

                                                                                             June 30, 1996		     Dec. 31, 1995
                                                                                            ---------------     ---------------
Assets
	Investment in real estate:
		Land								                                                                              $    3,093,671	     $    3,093,671
		Buildings								                                                                             35,505,314		        35,505,314
		Personal property								                                                                      2,000,103		         1,998,765
                                                                                            ---------------     ---------------
                                                                                            				40,599,088		        40,597,750
		Less accumulated depreciation								                                                         (9,525,359)		       (9,039,307)
                                                                                            ---------------     ---------------
		Net investment in real estate			                                                              31,073,729		        31,558,443
                                                                                            ---------------     ---------------
	Cash and temporary cash investments, at cost
		which approximates market value (Note 5)							                                               10,022,870		         8,962,735
	Escrow deposits and property reserves 								                                                    914,464		         1,019,329
	Investment in U.S. government securities         							                                             -   		         1,005,000
	Investment in mortgage-backed securities (Note 5)							                                        1,473,860		         1,677,803
	Interest and other receivables								                                                            177,607		            72,993
	Deferred mortgage issuance costs, net	of accumulated amortization of
  $1,293,678 in 1996 and $1,224,775 in 1995			                                                   2,309,129		         2,378,032
	Other assets								                                                                              580,750		           519,649
                                                                                            ---------------     ---------------
			                                                                                         $   46,552,409	     $   47,193,984
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable and accrued expenses 						                                              $    1,250,573	     $    1,205,598
		Distribution payable (Note 3) 								                                                           860,587		           860,587
		Mortgage loan payable (Note 7)								                                                         6,392,007		         6,392,007
		Interest payable								                                                                          82,217		           311,962
		Due to general partners and their affiliates (Note 4)				                      	               4,114,944		         4,112,583
                                                                                            ---------------     ---------------
				                                                                                            12,700,328		        12,882,737
                                                                                            ---------------     ---------------
	Minority interest 				                                                                            224,094		           224,794
                                                                                            ---------------     ---------------
	Partners' Capital (Deficit)
		General Partners								                                                                        (279,377)		         (274,793)
		Limited Partners ($10.05 per BAC in 1996 and $10.18 in 1995)					                             33,907,364		        34,361,246
                                                                                            ---------------     ---------------
				                                                                                            33,627,987		        34,086,453
                                                                                            ---------------     ---------------
			                                                                                         $   46,552,409	     $   47,193,984
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the		           For the         For the Six         For the Six
                                                     Quarter Ended		     Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1996		     June 30, 1995       June 30, 1996       June 30, 1995
                                                    ---------------     ---------------     ---------------     ---------------
Income
	Rental income			                                   $    1,758,744      $    1,776,909      $    3,525,263	     $    3,553,587
	Mortgage-backed securities income				                      29,371              34,065              59,716		            68,582
	Interest on GNMA securities				                              -                156,022                -   		           312,217
	Interest on temporary cash investments
		and U.S. government securities				                       137,734              43,928             266,310		            83,022
	Other income				                                           85,085              63,575             149,711		           105,126
                                                    ---------------     ---------------     ---------------     ---------------
		                                                       2,010,934           2,074,499           4,001,000	          4,122,534
                                                    ---------------     ---------------     ---------------     ---------------
Expenses
	Real estate operating expenses				                        933,326             805,933           1,643,423		         1,545,247
	Depreciation 				                                         271,455             148,079             486,052		           373,230
	Interest expense				                                      149,842             135,001             299,683		           276,650
	General and administrative expenses (Note 4)
		Investor servicing				                                    74,324              50,776             149,439		           101,285
		Professional fees				                                     18,993              19,225              37,418		            39,350
		Other expenses				                                         4,001                 791               6,125		             2,007
	Amortization 				                                          34,451              28,617              68,903		            63,907
                                                    ---------------     ---------------     ---------------     ---------------
		                                                       1,486,392           1,188,422           2,691,043	          2,401,676
                                                    ---------------     ---------------     ---------------     ---------------
Minority interest in losses of Operating
 Partnerships	                                                 668                 916                 700	              1,688
                                                    ---------------     ---------------     ---------------     ---------------
Net income		                                        $      525,210      $      886,993      $    1,310,657	     $    1,722,546
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
	General Partners 			                               $        5,253      $        8,869      $       13,107	     $       17,225
	Limited Partners 				                                     519,957             878,124           1,297,550		         1,705,321
                                                    ---------------     ---------------     ---------------     ---------------
 		                                                 $      525,210      $      886,993      $    1,310,657	     $    1,722,546
                                                    ===============     ===============     ===============     ===============
Net income per BAC				                              $          .15      $          .26      $          .38	     $          .50
                                                    ===============     ===============     ===============     ===============

CAPITAL SOURCE L.P.
STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1996
(UNAUDITED)

                                                                               General  		         Limited
                                                                              Partners  		        Partners    		         Total
                                                                        ---------------     ---------------     ---------------
Partners' Capital (excluding net unrealized holding gain)
 Balance at December 31, 1995		                                         $     (275,603)	    $   34,281,050	     $   34,005,447
 Net income						                                                               13,107		         1,297,550		         1,310,657
 Cash distributions paid or accrued (Note 3)						                             (17,212)		       (1,703,982)		       (1,721,194)
                                                                        ---------------     ---------------     ---------------
                                                                              (279,708)         33,874,618          33,594,910
                                                                        ---------------     ---------------     ---------------
Net unrealized holding gain
 Balance at December 31, 1995                                                      810              80,196              81,006
 Net change                         						                                        (479)            (47,450)	           (47,929)
                                                                        ---------------     ---------------     ---------------
                                                                                   331              32,746              33,077
                                                                        ---------------     ---------------     ---------------
Balance at June 30, 1996     	                                          $     (279,377)	    $   33,907,364 	    $   33,627,987
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               For the Six	        For the Six
                                                                                              Months Ended  		    Months Ended
                                                                                             June 30, 1996  		   June 30, 1995
                                                                                            ---------------     ---------------
Cash flows from operating activities
	Net income                                                                                 $    1,310,657  	   $    1,722,546
		Adjustments to reconcile net income to net cash
 			provided by operating activities:
			Depreciation and amortization								                                                           554,955  		         437,137
			Amortization of discount on mortgage-backed and U.S. government securities				                   (4,988)		           (3,856)
			Minority interest in losses of Operating Partnerships			                                           (700)  		         (1,688)
			Increase in interest and other receivables							                                              (104,614)  		       (140,089)
			(Increase) decrease in escrow deposits and property reserves		                                  104,865	           (215,366)
			Increase in other assets								                                                                (61,101)		         (171,148)
			Increase in accounts payable and accrued expenses							                                         44,975		           193,825
			Increase (decrease) in due to Operating Partnerships'
				general partners and their affiliates							                                                     2,361		            (8,829)
			Decrease in interest payable								                                                           (229,745)            (13,683)
                                                                                            ---------------     ---------------
	Net cash provided by operating activities			                                                    1,616,665  		       1,798,849
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Maturity of U.S. government securities                                                          1,000,000                -
	Principal payments received on mortgage-backed and U.S. government securities				                 166,002		            73,070
	Acquisition of personal property								                                                           (1,338)             (3,975)
	Acquisition of U.S. government securities							                                                     -		             (987,578)
	Principal payments received on GNMA securities							                                                -		               15,809
                                                                                            ---------------     ---------------
		Net cash provided by (used in) investing activities			                                         1,164,664		          (902,674)
                                                                                            ---------------     ---------------
Cash flow used in financing activity
	Distributions								                                                                          (1,721,194)		       (1,721,194)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments			                                1,060,135		         (825,019)
Cash and temporary cash investments at beginning of period	 					                                8,962,735  		       2,351,857
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period		                                      $   10,022,870  	   $    1,526,838
                                                                                            ===============     ===============
Supplemental disclosure of cash flow information:
	Cash paid during the period for interest							                                            $      529,428	     $      290,333
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996
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

    The consolidated financial statements are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 1996, and results of operations for all periods presented have been made.

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

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

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

 H) New Accounting Pronouncement
    On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Among other things, FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The adoption of FAS 121 did not have a material impact on the consolidated financial statements.

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

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996
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

The Operating Partnerships' general partners provide various on-site property development and management services. There were no property development and management fees incurred for the six months ended June 30, 1996. Unpaid fees, which are non-interest bearing, are included in amounts due to general partners and their affiliates on the accompanying consolidated balance sheets and will be paid as the Operating Partnerships reach specified performance standards or upon sale of the related property.

Amounts due to general partners and their affiliates at June 30, 1996, is comprised of the following:

Unpaid property development and management fees              $      440,391
Operating deficit loans                                           3,674,553
                                                             ---------------
                                                             $    4,114,944
                                                             ===============

The General Partners are entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. For the quarter and six months ended June 30, 1996, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during these periods.

Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for 1996 was $204,883 ($79,323 for the quarter ended June 30, 1996). Reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

An affiliate of America First Capital Source I, L.L.C. has been retained to provide property management services for Waterman's Crossing, Misty Springs Apartments, and Fox Hollow Apartments (beginning in June, 1995). The fees for services provided in 1996, amounted to $80,336 ($40,107 for the quarter ended June 30, 1996), and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

5.	Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at June 30, 1996:

Cash and temporary cash investments					                              $    9,299,117
GNMA Certificates						                                                    1,473,860
                                                                      ---------------
                              					                                   $   10,772,977
                                                                      ===============

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

The reserve account was established to maintain working capital for the Partnership and is available for distribution to BAC Holders and for any contingencies related to Permanent Investments and the operation of the Partnership. The GNMA Certificates mature between 2007 and 2009. At June
30, 1996, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $1,440,783, $33,077 and $1,473,860 respectively.

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

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in Operating Partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership's capital contributions are adjusted to reflect its share of operating partnership profits or losses and distributions. The investment in operating partnerships represents the Partnership's limited partnership interest in the accumulated deficits of those Operating Partnerships. The parent company only information is provided to more clearly present the Partnership's investment in the Operating Partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all Operating Partnerships were eliminated at June 30, 1996, Partnership capital would increase by $12,697,820 ($3.73 per BAC).

The FHA Loans and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the Operating Partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loans are subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

Parent Company Only
Condensed Balance Sheets

                                                                                             June 30, 1996		     Dec. 31, 1995
                                                                                            ---------------     ---------------
Assets
	Cash and temporary cash investments			                                                     $   10,022,870	     $    8,962,735
	Investment in FHA Loans				                                                                    12,620,723		        12,654,188
	Investment in mortgage-backed securities				                                                   24,135,818		        24,388,920
	Investment in U.S. government securities				                                                         -   		         1,005,000
 Investment in Operating Partnerships				                                                      (12,697,820)		      (12,498,266)
	Interest receivable				                                                                           316,628		           332,686
	Other assets				                                                                                  170,560		           198,192
                                                                                            ---------------     ---------------
                                                                                            $   34,568,779	     $   35,043,455
                                                                                            ===============     ===============
Liabilities and Partners' Capital
	Liabilities
		Accounts payable			                                                                       $       80,205	     $       96,415
		Distributions payable				                                                                        860,587		           860,587
                                                                                            ---------------     ---------------
                                                                                                   940,792		           957,002
	Partners' Capital				                                                                          33,627,987		        34,086,453
                                                                                            ---------------     ---------------
			                                                                                         $   34,568,779    	 $   35,043,455
                                                                                            ===============     ===============

Parent Company Only
Condensed Statements of Income

                                                                                               For the Six   	     For the Six
                                                                                              Months Ended		      Months Ended
                                                                                     							 June 30, 1996     	 June 30, 1995
                                                                                            ---------------     ---------------
Income
	Mortgage and mortgage-backed securities income			                                          $    1,556,210    	 $    1,780,621
	Interest on temporary cash investments	and U.S. government securities                             256,973		            68,177
	Interest on mortgage-backed securities				                                                         59,716		            68,582
	Equity in losses of Operating Partnerships				                                                   (339,066)		          (20,149)
	Other income				                                                                                    3,550		             1,700
                                                                                             --------------     ---------------
                                                                                             				1,537,383		         1,898,931
Expenses
	Operating and administrative				                                                                  226,726		           176,385
                                                                                             --------------     ---------------
Net income			                                                                                $   1,310,657	     $    1,722,546
                                                                                             ==============     ===============

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

Parent Company Only
Condensed Statements of Cash Flows

                                                                                       					   For the Six  		     For the Six
                                                                                      							 Months Ended      	 Months Ended
								                                                                                     June 30, 1996		     June 30, 1995
                                                                                            ---------------     ---------------
Cash flows from operating activities
	Net income			                                                                              $    1,310,657	     $    1,722,546
	Adjustments to reconcile net income to net cash
		provided by operating activities:
			Equity in losses of Operating Partnerships				                                                  339,066		            20,149
			Amortization				                                                                                 33,744		            33,712
			Amortization of discount on mortgage-backed and U.S. government securities	                      (4,988)		           (3,856)
			Other non-cash adjustments				                                                                   (6,264)		          (22,527)
                                                                                            ---------------     ---------------
	Net cash provided by operating activities			                                                    1,672,215		         1,750,024
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Maturity of U.S. government securities                                                          1,000,000                -
	FHA Loan and GNMA Certificates principal payments							                                          248,626		           164,229
 Acquisition of U.S. government securities and mortgage-backed securities                             -               (987,578)
	Investment in Operating Partnerships								                                                     (216,745)		          (30,500)
 Distributions received from Operating Partnerships                                                 77,233                -
                                                                                            ---------------     ---------------
	Net cash provided by (used in) investing activities	                                            1,109,114 		         (853,849)
                                                                                            ---------------     ---------------
Cash flow used in financing activity
	Distributions				                                                                              (1,721,194)		       (1,721,194)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments                                   1,060,135 		         (825,019)
Cash and temporary cash investments at beginning of period				                                   8,962,735		         2,351,857
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period		                                      $   10,022,870	     $    1,526,838
                                                                                            ===============     ===============

7.	Mortgage Loan Payable

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

The following FHA Loans and GNMA Certificates were owned by the Partnership at June 30, 1996. Interest income from the FHA Loans, GNMA Certificates, and U.S. government securities is the primary source of cash available for distribution to investors.

                                                       Guaranteed	        Interest	             Maturity		            Carrying
Property Name	                                      or Insured By	            Rate			               Date               		Value
- ----------------------------------------           ---------------       ----------       ---------------       ---------------
Bluff Ridge Apartments	                                       FHA	           8.72%	           11-15-2028	       $    3,540,707
Highland Park Apartments	                                     FHA	           8.75%	           11-01-2028		           9,080,016
Misty Springs Apartments	                                    GNMA	           8.75%	           06-15-2029		           4,305,880
The Ponds at Georgetown	                                     GNMA	           9.00%	           12-15-2029		           2,249,877
Waterman's Crossing	                                         GNMA	          10.00%	           09-15-2028		          10,997,472
Water's Edge Apartments	                                     GNMA	           8.75%	           12-15-2028		           5,108,729
Pools of single-family properties	                           GNMA	           7.58%(1)      	2008 to 2009		             738,643
Pools of single-family properties	                           GNMA	           7.58%(1)	      2007 to 2008		             735,217
                                                                                                                ---------------
                                                                                                                $   36,756,541
                                                                                                                ===============

(1) Represents yield to the Partnership.

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                               For the Six         For the Six
                                                                                              Months Ended		      Months Ended
                                                                                             June 30, 1996		     June 30, 1995
                                                                                            ---------------     ---------------
Regular monthly distributions
	Income				                                                                                 $        .3845	     $        .5050
	Return of capital				                                                                               .1205		              -
                                                                                            ---------------     ---------------
				                                                                                                 .5050		             .5050
                                                                                            ===============     ===============
Distributions
	Paid out of cash flow							                                                               $        .5050	     $        .5050
                                                                                            ===============     ===============

Regular quarterly distributions to BAC Holders consist primarily of interest received on FHA Loans, GNMA Certificates, and U.S. government securities. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the six months ended June 30, 1996, a net amount of $288,132 ($205,554 for the quarter ended June 30, 1996) of undistributed cash flow was added to reserves. The total amount held in reserves at June 30, 1996, was $10,772,977 of which $1,473,860 was invested in GNMA Certificates.

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

The overall status of the Partnership's investments has remained relatively constant since March 31, 1996.

The following table shows the occupancy levels of the properties financed by the Partnership at June 30, 1996:

                                                                                                     Number     	   Percentage
                                                                                  Number         	of  Units         	of  Units
Property Name                     	         Location               	           of  Units          	Occupied         	 Occupied
- -------------------------------             --------------------             ------------       ------------       ------------
Bluff Ridge Apartments                      Jacksonville, NC        	                108                102	               94%
Fox Hollow Apartments 	                     High Point, NC	                          184	               176	               96%
Highland Park Apartments            	       Columbus, OH              	              252           	    238	               94%
Misty Springs Apartments         	          Daytona Beach, FL               	        128           	    111	               87%
The Ponds at Georgetown                    	Ann Arbor, MI              	             134            	   112	               84%
Waterman's Crossing                      	  Newport News, VA        	                260            	   252	               97%
Water's Edge Apartments                 	   Lake Villa, IL               	           108            	   101	               94%
                                                                            -------------       ------------       ------------
	                                                                                  1,174	             1,092	               93%
                                                                            =============       ============       ============

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                               For the		           For the		          Increase
                                                                         Quarter Ended		     Quarter Ended		         (Decrease)
                                                                         June 30, 1996		     June 30, 1995		         From 1995
                                                                        ---------------     ---------------     ---------------
Rental income                                                           $    1,758,744	     $    1,776,909	     $      (18,165)
Mortgage-backed securities income						                                         29,371              34,065              (4,694)
Interest on GNMA securities						                                                 -		              156,022            (156,022)
Interest income on temporary cash investments
	and U.S. government securities                                                137,734		            43,928		            93,806
Other income                                                                    85,085		            63,575		            21,510
                                                                        ---------------     ---------------     ---------------
                                                                             2,010,934		         2,074,499		           (63,565)
                                                                        ---------------     ---------------     ---------------
Real estate operating expenses			                                              933,326		           805,933		           127,393
Depreciation				                                                               271,455		           148,079		           123,376
Interest expense						                                                         149,842		           135,001		            14,841
Investor servicing				                                                          74,324		            50,776		            23,548
Professional fees				                                                           18,993		            19,225		              (232)
Other expenses				                                                               4,001		               791		             3,210
Amortization				                                                                34,451		            28,617		             5,834
                                                                        ---------------     ---------------     ---------------
                                                                             1,486,392		         1,188,422		           297,970
                                                                        ---------------     ---------------     ---------------
Minority interest in losses of Operating Partnerships	                             668		               916		              (248)
                                                                        ---------------     ---------------     ---------------
Net income	                                                             $      525,210	     $      886,993	     $     (361,783)
                                                                        ===============     ===============     ===============

                                                                           For the Six		       For the	Six	          Increase
                                                                          Months Ended		      Months Ended		         (Decrease)
                                                                         June 30, 1996		     June 30, 1995		         From 1995
                                                                        ---------------     ---------------     ---------------
Rental income                                                           $    3,525,263	     $    3,553,587	     $      (28,324)
Mortgage-backed securities income						                                         59,716              68,582              (8,866)
Interest on GNMA securities						                                                 -		              312,217            (312,217)
Interest income on temporary cash investments
	and U.S. government securities                                                266,310		            83,022		           183,288
Other income                                                                   149,711		           105,126		            44,585
                                                                        ---------------     ---------------     ---------------
                                                                             4,001,000		         4,122,534		          (121,534)
                                                                        ---------------     ---------------     ---------------
Real estate operating expenses			                                            1,643,423		         1,545,247		            98,176
Depreciation				                                                               486,052		           373,230		           112,822
Interest expense						                                                         299,683		           276,650		            23,033
Investor servicing				                                                         149,439		           101,285		            48,154
Professional fees				                                                           37,418		            39,350		            (1,932)
Other expenses				                                                               6,125		             2,007		             4,118
Amortization				                                                                68,903		            63,907		             4,996
                                                                        ---------------     ---------------     ---------------
                                                                             2,691,043		         2,401,676		           289,367
                                                                        ---------------     ---------------     ---------------
Minority interest in losses of Operating Partnerships	                             700		             1,688		              (988)
                                                                        ---------------     ---------------     ---------------
Net income	                                                             $    1,310,657	     $    1,722,546	     $     (411,889)
                                                                        ===============     ===============     ===============

Rental income is recognized net of any vacancy losses and rental concessions offered. Rental income, net of real estate operating expenses, depreciation, and amortization decreased approximately $244,318 for the six months ended June 30, 1996 ($274,768 for the quarter ended June 30, 1996), compared to the same periods in 1995. Rental income decreased slightly for the quarter and six months ended June 30, 1996, compared to the same periods in 1995, primarily due to an overall decrease in average occupancy. Real estate operating expenses increased for the quarter and six months ended June 30, 1996, compared to the same periods in 1995, primarily due to increases in property improvements and repairs and maintenance expenses. Depreciation expense increased for the quarter and six months ended June 30, 1996, compared to the same period in 1995, due to an increase in overall depreciation.

Mortgage-backed securities income decreased for the quarter and six months ended June 30, 1996, compared to the same periods in 1995 due to the continued amortization of the principal balance of the mortgage-backed securities.

Interest on GNMA securities for the quarter and six months ended June 30, 1995, resulted from the recognition of the GNMA Certificate related to Falcon Point Apartments for financial statement purposes effective November 1, 1994. Prior to the foreclosure, the Partnership's investment in the GNMA Certificate was eliminated in consolidation. The GNMA Certificate was paid off in November 1995; therefore, the Partnership no longer receives interest from this source.

Interest income on temporary cash investments and U.S. government securities increased for the quarter and six months ended June 30, 1996, compared to the same periods in 1995. This increase is the result of investing proceeds received from the payoff of the GNMA Certificate related to Falcon Point Apartments in November 1995.

Other income consists primarily of garage rentals, washer/dryer, and vending income generated by the Partnership's properties. Income from such sources increased for the quarter and six months ended June 30, 1996, compared to the same periods in 1995, due to an increase in the rentals and/or usuage of such items.

Interest expense increased for the quarter and six months ended June 30, 1996, compared to the same periods in 1995, due to the restructuring of the mortgage loan on Fox Hollow Apartments in January 1996.

Investor servicing costs increased for the quarter and six months ended June 30, 1996, compared to the same periods in 1995 due to increases in expenses associated with maintaining and providing investors with Partnership information, primarily salaries and related expenses. Professional fees decreased for the quarter and six months ended June 30, 1996, compared to the same periods in 1995 primarily due to a decrease in legal fees. Other expenses increased for the quarter and six months ended June 30, 1996, compared to the same periods in 1995, due to an increase in travel expenses.

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

Dated:  August 13, 1996       CAPITAL SOURCE L.P.

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