Form 10-Q
period 1996-09-30
CAPITAL SOURCE L P
filed 1996-11-12
CIK 775629

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended September 30, 1996 or

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
CAPITAL SOURCE L.P.
BALANCE SHEETS
(UNAUDITED)

                                                                                            Sept. 30, 1996		     Dec. 31, 1995
                                                                                            ---------------     ---------------
Assets
	Investment in real estate:
		Land								                                                                              $    3,093,671	     $    3,093,671
		Buildings								                                                                             35,505,314		        35,505,314
		Personal property								                                                                      2,001,701		         1,998,765
                                                                                            ---------------     ---------------
                                                                                            				40,600,686		        40,597,750
		Less accumulated depreciation								                                                         (9,683,096)		       (9,039,307)
                                                                                            ---------------     ---------------
		Net investment in real estate			                                                              30,917,590		        31,558,443
                                                                                            ---------------     ---------------
	Cash and temporary cash investments, at cost
		which approximates market value (Note 5)							                                               10,153,670		         8,962,735
	Escrow deposits and property reserves 								                                                    906,620		         1,019,329
	Investment in U.S. government securities         							                                             -   		         1,005,000
	Investment in mortgage-backed securities (Note 5)							                                        1,381,699		         1,677,803
	Interest and other receivables								                                                            181,750		            72,993
	Deferred mortgage issuance costs, net	of accumulated amortization of
  $1,329,077 in 1996 and $1,224,775 in 1995			                                                   2,273,730		         2,378,032
	Other assets								                                                                              561,834		           519,649
                                                                                            ---------------     ---------------
			                                                                                         $   46,376,893	     $   47,193,984
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable and accrued expenses 						                                              $    1,281,866	     $    1,205,598
		Distribution payable (Note 3) 								                                                           860,587		           860,587
		Mortgage loan payable (Note 7)								                                                         6,392,007		         6,392,007
		Interest payable								                                                                          82,217		           311,962
		Due to general partners and their affiliates (Note 4)				                      	               4,116,074		         4,112,583
                                                                                            ---------------     ---------------
				                                                                                            12,732,751		        12,882,737
                                                                                            ---------------     ---------------
	Minority interest 				                                                                            223,288		           224,794
                                                                                            ---------------     ---------------
	Partners' Capital (Deficit)
		General Partners								                                                                        (281,448)		         (274,793)
		Limited Partners ($9.99 per BAC in 1996 and $10.18 in 1995)		 			                             33,702,302		        34,361,246
                                                                                            ---------------     ---------------
				                                                                                            33,420,854		        34,086,453
                                                                                            ---------------     ---------------
			                                                                                         $   46,376,893	     $   47,193,984
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the		           For the        For the Nine        For the Nine
                                                     Quarter Ended		     Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1996		    Sept. 30, 1995      Sept. 30, 1996      Sept. 30, 1995
                                                    ---------------     ---------------     ---------------     ---------------
Income
	Rental income			                                   $    1,799,583      $    1,790,268      $    5,324,846	     $    5,343,855
	Mortgage-backed securities income				                      27,048              32,647              86,764		           101,229
	Interest on GNMA securities				                              -                155,845                -   		           468,062
	Interest on temporary cash investments
		and U.S. government securities				                       136,214              45,474             402,524		           128,496
	Other income				                                          107,018              67,796             256,729		           172,922
                                                    ---------------     ---------------     ---------------     ---------------
		                                                       2,069,863           2,092,030           6,070,863	          6,214,564
                                                    ---------------     ---------------     ---------------     ---------------
Expenses
	Real estate operating expenses				                        977,206             925,875           2,620,629		         2,471,122
	Depreciation 				                                         157,737             261,793             643,789		           635,023
	Interest expense				                                      149,841             145,555             449,524		           422,205
	General and administrative expenses (Note 4)
		Investor servicing				                                    75,622              68,088             225,061		           169,373
		Professional fees				                                     17,346              17,142              54,764		            56,492
		Other expenses				                                         2,950               1,147               9,075		             3,154
	Amortization 				                                          35,399              37,800             104,302		           101,707
                                                    ---------------     ---------------     ---------------     ---------------
		                                                       1,416,101           1,457,400           4,107,144	          3,859,076
                                                    ---------------     ---------------     ---------------     ---------------
Minority interest in losses of Operating
 Partnerships	                                                 806                 661               1,506	              2,349
                                                    ---------------     ---------------     ---------------     ---------------
Net income		                                        $      654,568      $      635,291      $    1,965,225	     $    2,357,837
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
	General Partners 			                               $        6,545      $        6,353      $       19,652	     $       23,578
	Limited Partners 				                                     648,023             628,938           1,945,573		         2,334,259
                                                    ---------------     ---------------     ---------------     ---------------
 		                                                 $      654,568      $      635,291      $    1,965,225	     $    2,357,837
                                                    ===============     ===============     ===============     ===============
Net income per BAC				                              $          .20      $          .19      $          .58	     $          .69
                                                    ===============     ===============     ===============     ===============

CAPITAL SOURCE L.P.
STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
(UNAUDITED)

                                                                               General  		         Limited
                                                                              Partners  		        Partners    		         Total
                                                                        ---------------     ---------------     ---------------
Partners' Capital (Deficit) (excluding net unrealized holding gain)
 Balance at December 31, 1995		                                         $     (275,603)	    $   34,281,050	     $   34,005,447
 Net income						                                                               19,652		         1,945,573		         1,965,225
 Cash distributions paid or accrued (Note 3)						                             (25,817)		       (2,555,975)		       (2,581,792)
                                                                        ---------------     ---------------     ---------------
                                                                              (281,768)         33,670,648          33,388,880
                                                                        ---------------     ---------------     ---------------
Net unrealized holding gain
 Balance at December 31, 1995                                                      810              80,196              81,006
 Net change                         						                                        (490)            (48,542)	           (49,032)
                                                                        ---------------     ---------------     ---------------
                                                                                   320              31,654              31,974
                                                                        ---------------     ---------------     ---------------
Balance at September 30, 1996                                           $     (281,448)	    $   33,702,302 	    $   33,420,854
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended  		    Months Ended
                                                                                            Sept. 30, 1996  		  Sept. 30, 1995
                                                                                            ---------------     ---------------
Cash flows from operating activities
	Net income                                                                                 $    1,965,225  	   $    2,357,837
		Adjustments to reconcile net income to net cash
 			provided by operating activities:
			Depreciation and amortization								                                                           748,091  		         736,730
			Amortization of discount on mortgage-backed and U.S. government securities				                   (5,995)		           (8,150)
			Minority interest in losses of Operating Partnerships			                                         (1,506)  		         (2,349)
			Increase in interest and other receivables							                                              (108,757)  		        (93,745)
			(Increase) decrease in escrow deposits and property reserves		                                  112,709	           (284,099)
			Increase in other assets								                                                                (42,185)		         (138,780)
			Increase in accounts payable and accrued expenses							                                         76,268		           204,212
			Increase (decrease) in due to Operating Partnerships'
				general partners and their affiliates							                                                     3,491		            (7,282)
			Decrease in interest payable								                                                           (229,745)            (13,683)
                                                                                            ---------------     ---------------
	Net cash provided by operating activities			                                                    2,517,596  		       2,750,691
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Maturity of U.S. government securities                                                          1,000,000                -
	Principal payments received on mortgage-backed and U.S. government securities				                 258,067		           184,713
	Acquisition of personal property								                                                           (2,936)            (12,503)
	Acquisition of U.S. government securities							                                                     -		             (987,578)
	Principal payments received on GNMA securities							                                                -		               23,983
                                                                                            ---------------     ---------------
		Net cash provided by (used in) investing activities			                                         1,255,131		          (791,385)
                                                                                            ---------------     ---------------
Cash flow used in financing activity
	Distributions								                                                                          (2,581,792)		       (2,581,791)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments			                                1,190,935		         (622,485)
Cash and temporary cash investments at beginning of period	 					                                8,962,735  		       2,351,857
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period		                                      $   10,153,670  	   $    1,729,372
                                                                                            ===============     ===============
Supplemental disclosure of cash flow information:
	Cash paid during the period for interest							                                            $      679,269	     $      435,888
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
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

    The consolidated financial statements are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 1996, and results of operations for all periods presented have been made.

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

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

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

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
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

The Operating Partnerships' general partners provide various on-site property development and management services. There were no property development and management fees incurred for the nine months ended September 30, 1996. Unpaid fees, which are non-interest bearing, are included in amounts due to general partners and their affiliates on the accompanying consolidated balance sheets and will be paid as the Operating Partnerships reach specified performance standards or upon sale of the related property.

The General Partners are entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. For the quarter and nine months ended September 30, 1996, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during these periods.

Amounts due to general partners and their affiliates at September 30, 1996, is comprised of the following:

Unpaid property development and management fees              $      441,521
Operating deficit loans                                           3,674,553
                                                             ---------------
                                                             $    4,116,074
                                                             ===============


Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for 1996 was $280,443 ($75,560 for the quarter ended September 30, 1996). Reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

An affiliate of America First Capital Source I, L.L.C. has been retained to provide property management services for Waterman's Crossing, Misty Springs Apartments, and Fox Hollow Apartments (beginning in June, 1995). The fees for services provided in 1996, amounted to $122,369 ($42,033 for the quarter ended September 30, 1996), and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

5.	Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at September 30, 1996:

Cash and temporary cash investments					                              $    9,417,665
GNMA Certificates						                                                    1,381,699
                                                                      ---------------
                              					                                   $   10,799,364
                                                                      ===============

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

The reserve account was established to maintain working capital for the Partnership and is available for distribution to BAC Holders and for any contingencies related to Permanent Investments and the operation of the Partnership. The GNMA Certificates mature between 2007 and 2009. At September 30, 1996, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $1,349,725, $31,974 and $1,381,699 respectively.

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

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in Operating Partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership's capital contributions are adjusted to reflect its share of operating partnership profits or losses and distributions. The investment in operating partnerships represents the Partnership's limited partnership interest in the accumulated deficits of those Operating Partnerships. The parent company only information is provided to more clearly present the Partnership's investment in the Operating Partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all Operating Partnerships were eliminated at September 30, 1996, Partnership capital would increase by $12,870,697 ($3.78 per BAC).

The FHA Loans and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the Operating Partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loans are subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

Parent Company Only
Condensed Balance Sheets

                                                                                            Sept. 30, 1996		     Dec. 31, 1995
                                                                                            ---------------     ---------------
Assets
	Cash and temporary cash investments			                                                     $   10,153,670	     $    8,962,735
	Investment in FHA Loans				                                                                    12,603,431		        12,654,188
	Investment in mortgage-backed securities				                                                   24,018,186		        24,388,920
	Investment in U.S. government securities				                                                         -   		         1,005,000
 Investment in Operating Partnerships				                                                      (12,870,697)		      (12,498,266)
	Interest receivable				                                                                           319,174		           332,686
	Other assets				                                                                                  152,077		           198,192
                                                                                            ---------------     ---------------
                                                                                            $   34,375,841	     $   35,043,455
                                                                                            ===============     ===============
Liabilities and Partners' Capital
	Liabilities
		Accounts payable			                                                                       $       94,400	     $       96,415
		Distributions payable				                                                                        860,587		           860,587
                                                                                            ---------------     ---------------
                                                                                                   954,987		           957,002
	Partners' Capital				                                                                          33,420,854		        34,086,453
                                                                                            ---------------     ---------------
			                                                                                         $   34,375,841    	 $   35,043,455
                                                                                            ===============     ===============

Parent Company Only
Condensed Statements of Income

                                                                                              For the Nine  	     For the Nine
                                                                                              Months Ended		      Months Ended
                                                                                     							Sept. 30, 1996     	Sept. 30, 1995
                                                                                            ---------------     ---------------
Income
	Mortgage and mortgage-backed securities income			                                          $    2,362,880    	 $    2,706,860
	Interest on temporary cash investments	and U.S. government securities                             389,440		           106,552
	Interest on mortgage-backed securities				                                                         86,764		           101,229
	Equity in losses of Operating Partnerships				                                                   (541,943)		         (279,569)
	Other income				                                                                                    7,600		             2,400
                                                                                             --------------     ---------------
                                                                                             				2,304,741		         2,637,472
Expenses
	Operating and administrative				                                                                  339,516		           279,635
                                                                                             --------------     ---------------
Net income			                                                                                $   1,965,225	     $    2,357,837
                                                                                             ==============     ===============

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

Parent Company Only
Condensed Statements of Cash Flows

                                                                                       				   For the Nine 		     For the Nine
                                                                                      							 Months Ended      	 Months Ended
								                                                                                    Sept. 30, 1996		    Sept. 30, 1995
                                                                                            ---------------     ---------------
Cash flows from operating activities
	Net income			                                                                              $    1,965,225	     $    2,357,837
	Adjustments to reconcile net income to net cash
		provided by operating activities:
			Equity in losses of Operating Partnerships				                                                  541,943		           279,569
			Amortization				                                                                                 50,616		            50,616
			Amortization of discount on mortgage-backed and U.S. government securities	                      (5,995)		           (8,150)
			Other non-cash adjustments				                                                                    6,996		           (15,531)
                                                                                            ---------------     ---------------
	Net cash provided by operating activities			                                                    2,558,785		         2,664,341
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Maturity of U.S. government securities                                                          1,000,000                -
	FHA Loan and GNMA Certificate principal payments		 					                                          383,454		           323,043
 Acquisition of U.S. government securities                                                            -               (987,578)
	Investment in Operating Partnerships								                                                     (246,745)		          (40,500)
 Distributions received from Operating Partnerships                                                 77,233                -
                                                                                            ---------------     ---------------
	Net cash provided by (used in) investing activities	                                            1,213,942 		         (705,035)
                                                                                            ---------------     ---------------
Cash flow used in financing activity
	Distributions				                                                                              (2,581,792)		       (2,581,791)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments                                   1,190,935 		         (622,485)
Cash and temporary cash investments at beginning of period				                                   8,962,735		         2,351,857
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period		                                      $   10,153,670	     $    1,729,372
                                                                                            ===============     ===============

7.	Mortgage Loan Payable

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

The following FHA Loans and GNMA Certificates were owned by the Partnership at September 30, 1996. Interest income from the FHA Loans, GNMA Certificates, and U.S. government securities is the primary source of cash available for distribution to investors.

                                                       Guaranteed	        Interest	             Maturity		            Carrying
Property Name	                                      or Insured By	            Rate			               Date               		Value
----------------------------------------           ---------------       ----------       ---------------       ---------------
Bluff Ridge Apartments	                                       FHA	           8.72%	           11-15-2028	       $    3,535,873
Highland Park Apartments	                                     FHA	           8.75%	           11-01-2028		           9,067,558
Misty Springs Apartments	                                    GNMA	           8.75%	           06-15-2029		           4,300,539
The Ponds at Georgetown	                                     GNMA	           9.00%	           12-15-2029		           2,247,371
Waterman's Crossing	                                         GNMA	          10.00%	           09-15-2028		          10,986,493
Water's Edge Apartments	                                     GNMA	           8.75%	           12-15-2028		           5,102,084
Pools of single-family properties	                           GNMA	           7.58%(1)      	2008 to 2009		             703,599
Pools of single-family properties	                           GNMA	           7.58%(1)	      2007 to 2008		             678,100
                                                                                                                ---------------
                                                                                                                $   36,621,617
                                                                                                                ===============

(1) Represents yield to the Partnership.

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended		      Months Ended
                                                                                            Sept. 30, 1996		    Sept. 30, 1995
                                                                                            ---------------     ---------------
Regular monthly distributions
	Income				                                                                                 $        .5766	     $        .6918
	Return of capital				                                                                               .1809		             .0657
                                                                                            ---------------     ---------------
				                                                                                                 .7575		             .7575
                                                                                            ===============     ===============
Distributions
	Paid out of cash flow							                                                               $        .7575	     $        .7575
                                                                                            ===============     ===============

Regular quarterly distributions to BAC Holders consist primarily of interest received on FHA Loans, GNMA Certificates, and U.S. government securities. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the nine months ended September 30, 1996, a net amount of $436,679 ($148,547 for the quarter ended September 30, 1996) of undistributed cash flow was added to reserves. The total amount held in reserves at September 30, 1996, was $10,799,364 of which $1,381,699 was invested in GNMA Certificates.

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

The overall status of the Partnership's investments has remained relatively constant since June 30, 1996.

The following table shows the occupancy levels of the properties financed by the Partnership at September 30, 1996:

                                                                                                     Number     	   Percentage
                                                                                  Number         	of  Units         	of  Units
Property Name                     	         Location               	           of  Units          	Occupied         	 Occupied
-------------------------------             --------------------             ------------       ------------       ------------
Bluff Ridge Apartments                      Jacksonville, NC        	                108                104	               96%
Fox Hollow Apartments 	                     High Point, NC	                          184	               177	               96%
Highland Park Apartments            	       Columbus, OH              	              252           	    249	               99%
Misty Springs Apartments         	          Daytona Beach, FL               	        128           	    125	               98%
The Ponds at Georgetown                    	Ann Arbor, MI              	             134            	   132	               99%
Waterman's Crossing                      	  Newport News, VA        	                260            	   250	               96%
Water's Edge Apartments                 	   Lake Villa, IL               	           108            	    92	               85%
                                                                            -------------       ------------       ------------
	                                                                                  1,174	             1,129	               96%
                                                                            =============       ============       ============

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                               For the		           For the		          Increase
                                                                         Quarter Ended		     Quarter Ended		         (Decrease)
                                                                        Sept. 30, 1996		    Sept. 30, 1995		         From 1995
                                                                        ---------------     ---------------     ---------------
Rental income                                                           $    1,799,583	     $    1,790,268	     $        9,315
Mortgage-backed securities income						                                         27,048              32,647              (5,599)
Interest on GNMA securities						                                                 -		              155,845            (155,845)
Interest income on temporary cash investments
	and U.S. government securities                                                136,214		            45,474		            90,740
Other income                                                                   107,018		            67,796		            39,222
                                                                        ---------------     ---------------     ---------------
                                                                             2,069,863		         2,092,030		           (22,167)
                                                                        ---------------     ---------------     ---------------
Real estate operating expenses			                                              977,207		           925,875		            51,332
Depreciation				                                                               157,736		           261,793		          (104,057)
Interest expense						                                                         149,841		           145,555		             4,286
Investor servicing				                                                          75,622		            68,088		             7,534
Professional fees				                                                           17,346		            17,142		               204
Other expenses				                                                               2,950		             1,147		             1,803
Amortization				                                                                35,399		            37,800		            (2,401)
                                                                        ---------------     ---------------     ---------------
                                                                             1,416,101		         1,457,400		           (41,299)
                                                                        ---------------     ---------------     ---------------
Minority interest in losses of Operating Partnerships	                             806		               661		               145
                                                                        ---------------     ---------------     ---------------
Net income	                                                             $      654,568	     $      635,291	     $       19,277
                                                                        ===============     ===============     ===============

                                                                          For the Nine	       For the	Nine	          Increase
                                                                          Months Ended		      Months Ended		         (Decrease)
                                                                        Sept. 30, 1996		    Sept. 30, 1995		         From 1995
                                                                        ---------------     ---------------     ---------------
Rental income                                                           $    5,324,846	     $    5,343,855	     $      (19,009)
Mortgage-backed securities income						                                         86,764             101,229             (14,465)
Interest on GNMA securities						                                                 -		              468,062            (468,062)
Interest income on temporary cash investments
	and U.S. government securities                                                402,524		           128,496		           274,028
Other income                                                                   256,729		           172,922		            83,807
                                                                        ---------------     ---------------     ---------------
                                                                             6,070,863		         6,214,564		          (143,701)
                                                                        ---------------     ---------------     ---------------
Real estate operating expenses			                                            2,620,630		         2,471,122		           149,508
Depreciation				                                                               643,788		           635,023		             8,765
Interest expense						                                                         449,524		           422,205		            27,319
Investor servicing				                                                         225,061		           169,373		            55,688
Professional fees				                                                           54,764		            56,492		            (1,728)
Other expenses				                                                               9,075		             3,154		             5,921
Amortization				                                                               104,302		           101,707		             2,595
                                                                        ---------------     ---------------     ---------------
                                                                             4,107,144		         3,859,076		           248,068
                                                                        ---------------     ---------------     ---------------
Minority interest in losses of Operating Partnerships	                           1,506		             2,349		              (843)
                                                                        ---------------     ---------------     ---------------
Net income	                                                             $    1,965,225	     $    2,357,837	     $     (392,612)
                                                                        ===============     ===============     ===============

Rental income is recognized net of any vacancy losses and rental concessions offered. Rental income, net of real estate operating expenses, depreciation, and amortization increased $64,441 and decreased $179,877 for the quarter and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The increase of $64,441 for the quarter is due primarily to a decrease in depreciation expense which was partially offset by increases in property improvements and repairs and maintenance expenses. The decrease of $179,877 for the nine month period is due to a slight decrease in rental income resulting from a slight decrease in overall occupancy and to increases in property improvements and repairs and maintenance expenses.

Mortgage-backed securities income decreased for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995 due to the continued amortization of the principal balance of the mortgage-backed securities.

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

Interest income on temporary cash investments and U.S. government securities increased for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995. This increase is the result of investing proceeds received from the payoff of the GNMA Certificate related to Falcon Point Apartments in November 1995 and to additions made to the Partnership's reserves during 1996.

Other income consists primarily of garage rentals, washer/dryer, and vending income generated by the Partnership's properties. Income from such sources increased for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995, due to an increase in the rentals and/or usage of such items.

Interest expense increased for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995, due to the restructuring of the mortgage loan on Fox Hollow Apartments in January 1996.

Investor servicing costs increased for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995 due to increases in expenses associated with maintaining and providing investors with Partnership information, primarily salaries and related expenses. Other expenses increased for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995, due to an increase in travel expenses.

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

Dated:  November 12, 1996     CAPITAL SOURCE L.P.

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