Form 10-K405
period 1996-12-31
CAPITAL SOURCE L P
filed 1997-03-28
CIK 775629

FORM 10-K
                     	SECURITIES AND EXCHANGE COMMISSION
                           	WASHINGTON, D.C. 20549
(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

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

	                              TABLE OF CONTENTS

	                                                                         Page

	                                   PART I

Item 1.  Business	                                                          1
Item 2.  Properties	                                                        2
Item 3.  Legal Proceedings	                                                 3
Item 4.  Submission of Matters to a Vote of Security Holders	               3

	                                   PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters	                                               3
Item 6.  Selected Financial Data	                                           5
Item 7.  Management's Discussion and Analysis of Financial Condition and
	        Results of Operations	                                             6
Item 8.  Financial Statements and Supplementary Data	                      13
Item 9.  Changes in and Disagreements With Accountants on Accounting and
	        Financial Disclosure	                                             13

	                                  PART III

Item 10.  Directors and Executive Officers of Registrant	                  13
Item 11.  Executive Compensation	                                          15
Item 12.  Security Ownership of Certain Beneficial Owners and Management	  16
Item 13.  Certain Relationships and Related Transactions	                  16

	                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K	 17

SIGNATURES	                                                                35

	                                   PART I

	    Item 1. Business. Capital Source L.P. (the "Registrant" or the "Partnership") was formed in August 1985 under the Delaware Revised Uniform Limited Partnership Act to invest principally in federally-insured mortgages on multifamily housing properties and to acquire, hold, sell, dispose of and otherwise deal with limited partnership interests ("Partnership Equity Investments") in the limited partnerships (the "Operating Partnerships") which construct and operate these properties. The Registrant's investment objectives are to: (i) achieve long-term capital appreciation through increases in the value of the Partnership Equity Investments; (ii) provide quarterly cash distributions to investors; (iii) provide investors with federal income tax deductions that may offset, in part, taxable cash distributions subsequent to the initial closing on Beneficial Assignment Certificates ("BACs") representing a beneficial assignment of limited partnership interests in the Registrant; (iv) provide the potential for increases in cash distributions from income from Operating Partnerships and sale of the multifamily housing properties; and (v) preserve and protect the Registrant's capital.

	    A total of 3,374,222 BACs were sold at $20 per BAC for total capital contributions of $67,484,440 prior to the payment of certain organization and offering costs.

	    The Registrant originally acquired (i) five mortgage-backed securities (the "GNMA Certificates") guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA") collateralized by first mortgage loans on multifamily housing properties located in five states, (ii) three first mortgage loans insured by the Federal Housing Administration (the
"FHA Loans") on multifamily housing properties located in two states and (iii) Partnership Equity Investments in eight limited partnerships which own the multifamily housing properties financed by the GNMA Certificates and the FHA Loans. The Partnership has been repaid by the FHA on one of its first mortgage loans. The Partnership has also been repaid by GNMA on one of its GNMA Certificates. The Partnership no longer holds a Partnership Equity Investment in the Operating Partnership which owned the property collateralizing the repaid GNMA Certificate. Collectively, the remaining GNMA Certificates, the FHA Loans and the Partnership Equity Investments are referred to as the "Permanent Investments." A description of the properties financed by the Registrant at December 31, 1996, appears in Item 7 hereof.
The Partnership has also invested amounts held in its reserve account in certain GNMA securities backed by pools of single-family mortgages ("Reserve Investments").

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

	    Item 2.  Properties.  The Registrant does not directly own or lease any physical properties.  However, by virtue of its interest in the Partnership
Equity Investments in the Operating Partnerships, the Registrant indirectly owns the seven multifamily apartment projects described in the following table:

                                                                        Average
                                                         Number     Square Feet            Federal
Property Name                  Location                of Units        Per Unit          Tax Basis
--------------------------     -------------------     --------     -----------     ---------------
Bluff Ridge Apartments         Jacksonville, NC            108             873      $    2,987,919
Fox Hollow Apartments          High Point, NC              184             877           4,673,884
Highland Park Apartments       Columbus, OH                252             891           6,280,499
Misty Springs Apartments       Daytona Beach, FL           128             786           3,276,167
The Ponds at Georgetown        Ann Arbor, MI               134           1,002           5,725,082
Waterman's Crossing            Newport News, VA            260             944           8,042,366
Water's Edge Apartments        Lake Villa, IL              108             814           4,348,380
                                                       --------                     ---------------
                                                         1,174                      $   35,334,297
                                                       ========                     ===============

     Depreciation is taken on each property on a straight-line basis over the estimated useful lives of the various components of the properties ranging from five to 40 years.

     The average annual occupancy rate and average effective rental rate per unit for each of the properties for each of the last five years are listed in the following table:

                                                1996         1995         1994         1993         1992
                                           ----------   ----------   ----------   ----------   ----------
BLUFF RIDGE APARTMENTS
Average Occupancy Rate                           94%           94%          92%          94%          95%
Average Effective Annual Rental Per Unit      $5,792        $5,755       $5,622       $5,623       $5,423

FOX HOLLOW APARTMENTS
Average Occupancy Rate                           95%           97%          97%          96%          93%
Average Effective Annual Rental Per Unit      $6,360        $6,176       $6,102       $5,687       $5,376

HIGHLAND PARK APARTMENTS
Average Occupancy Rate                           95%           97%          97%          96%          96%
Average Effective Annual Rental Per Unit      $6,171        $6,071       $5,974       $5,701       $5,486

MISTY SPRINGS APARTMENTS
Average Occupancy Rate                           94%           97%          97%          93%          84%
Average Effective Annual Rental Per Unit      $5,574        $5,809       $5,589       $5,129       $4,588

THE PONDS AT GEORGETOWN
Average Occupancy Rate                           95%           95%          95%          90%          88%
Average Effective Annual Rental Per Unit      $9,515        $9,174       $8,955       $8,398       $7,970

WATERMAN'S CROSSING
Average Occupancy Rate                           96%           95%          96%          95%          96%
Average Effective Annual Rental Per Unit      $6,841        $6,737       $6,580       $6,436       $6,415

WATER'S EDGE APARTMENTS
Average Occupancy Rate                           91%           97%          98%          94%          91%
Average Effective Annual Rental Per Unit      $8,169        $8,559       $8,123       $7,786       $7,381

     In the opinion of the Partnership's management, each of the properties is adequately covered by insurance. For additional information concerning the properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 to the Partnership's Financial Statements. A discussion of general competitive conditions to which these properties is included in Item 1 hereof.

	    Item 3. Legal Proceedings. There are no material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

	    Item 4.  Submission of Matters to a Vote of Security Holders.  No matter was submitted during the fourth quarter of 1996 to a vote of the Registrant's security holders.

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

		          (b)	Investors.  The approximate number of BAC Holders on December
     31, 1996, was 6,026.

		          (c)	Distributions.  Cash distributions are paid on a quarterly
     basis to the record holders of BACs as of the last day of each month.
     Total cash distributions paid or accrued to BAC Holders during the fiscal years ended December 31, 1996, and December 31, 1995, equaled $3,407,965 and $3,407,964, respectively.  The cash distributions paid per BAC during the fiscal years ended December 31, 1996, and December 31, 1995 were as follows:

                                                       Per BAC
                                           Year Ended            Year Ended
                                       December 31, 1996     December 31, 1995
                                       -----------------     -----------------
              Income                   $          .7767      $          .8309
              Return of Capital                   .2333                 .1791
                                       -----------------     -----------------
              Total                    $         1.0100      $         1.0100
                                       =================     =================

		   See Item 7, Management's Discussion and Analysis of Financial Condition
and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same levels in 1997 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Partnership. The information set forth below should be read in conjunction with the Financial Statements and Notes thereto filed in response to Item 8 hereof.

                                                            For the        For the	    	  For the      		For the      		For the
		                                                       Year Ended	   	Year Ended 		  Year Ended	 	  Year Ended	   	Year Ended
                                                    		Dec. 31, 1996		Dec. 31, 1995		Dec. 31, 1994		Dec. 31, 1993		Dec. 31, 1992
                                                      -------------  -------------  -------------  -------------  -------------
Rental income	                                        $	 7,203,323   $ 	7,210,114 	 $ 	7,748,867 	 $  7,530,940 	 $ 	7,418,665
Mortgage-backed securities income				                      112,182        132,211 		      77,012    		     -       		     -
Interest on FHA Debentures				                                -              -       		     -       		     -    		     163,918
Interest on GNMA securities				                               -           519,970 		     446,103    		     -       		     -
Interest on temporary cash investments and
 U.S. government securities	           			                 550,599        225,135 		     159,005 		     184,042 		     121,149
Other income				                                           270,132        219,376 	     	306,903 		     202,831 		     106,113
Unusual item - gain on disposition of
 Falcon Point assets and related liabilities				              -              -    		   2,746,326    		     -       		     -
Expenses (including depreciation)			                    (5,573,880)    (5,477,264)		  (6,167,516)  		(5,437,478)		  (5,387,016)
Minority interest in (income) losses of
 operating partnerships			                    	              2,746          2,571 		     (19,772)		       6,889 		       8,665
                                                      -------------  -------------  -------------  -------------  -------------
Income before extraordinary item                         2,565,102      2,832,113      5,296,928      2,487,224      2,431,494
Extraordinary item - gain from forgiveness of
 accrued interest                                           82,216           -              -              -              -
										                                            -------------  -------------  -------------  -------------  -------------
Net income	                                           $  2,647,318   $ 	2,832,113 	 $ 	5,296,928 	 $ 	2,487,224 	 $ 	2,431,494
										                                            =============  =============  =============  =============  =============
Net income per BAC
 Income before extraordinary item                     $        .76   $        .83   $       1.55   $        .73   $        .71
 Extraordinary item                                            .02           -              -              -              -
                                                      -------------  -------------  -------------  -------------  -------------
Net income per BAC	                                   $	       .78   $        .83 	 $       1.55 	 $        .73 	 $        .71
										                                            =============  =============  =============  =============  =============
Cash distributions per BAC	                           $	    1.0100   $     1.0100 	 $     1.0100 	 $    	2.6825 	 $     1.1000
										                                            =============  =============  =============  =============  =============
Total assets	                                         $	46,223,005   $ 47,193,984 	 $	48,103,699 	 $ 48,098,722 	 $	54,742,900
										                                            =============  =============  =============  =============  =============
Mortgage loan payable	                                $	 6,354,657   $  6,392,007 	 $  6,395,004 	 $  6,395,004 	 $  6,395,004
                                                      =============  =============  =============  =============  =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in five states; (ii) three first mortgage loans insured as to principal and interest by the Federal Housing Administration
(FHA) on multifamily housing properties located in two states; and (iii) Partnership Equity Investments in eight limited partnerships which own the
multifamily properties financed by the GNMA Certificates and FHA Loans.   The
Partnership subsequently received FHA Debentures in payment of the FHA Loan on Fox Hollow Apartments which were paid in full on January 5, 1993. On October 28, 1994, foreclosure proceedings were initiated on Falcon Point Apartments and, accordingly, the Partnership no longer holds a Partnership Equity Investment in this property. In addition, on November 17, 1995, the GNMA Certificate related to Falcon Point Apartments was paid-in-full to the Partnership. Collectively, the remaining GNMA Certificates, FHA Loans and Partnership Equity Investments are referred to as the "Permanent
Investments". The Partnership has also invested amounts held in its reserve account in certain GNMA securities backed by pools of single-family mortgages (Reserve Investments). The obligations of GNMA and FHA are backed by the full faith and credit of the United States government.

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

The following FHA Loans and GNMA Certificates were owned by the Partnership at December 31, 1996.

                                                       Guaranteed	        Interest	             Maturity		            Carrying
Property Name	                                      or Insured By	            Rate			               Date               		Value
----------------------------------------           ---------------       ----------       ---------------       ---------------
Bluff Ridge Apartments	                                       FHA	           8.72%	           11-15-2028	       $    3,530,929
Highland Park Apartments	                                     FHA	           8.75%	           11-01-2028		           9,054,826
Misty Springs Apartments	                                    GNMA	           8.75%	           06-15-2029		           4,295,077
The Ponds at Georgetown	                                     GNMA	           9.00%	           12-15-2029		           2,244,805
Waterman's Crossing	                                         GNMA	          10.00%	           09-15-2028		          10,975,228
Water's Edge Apartments	                                     GNMA	           8.75%	           12-15-2028		           5,095,289
Pools of single-family mortgages 	                           GNMA	           7.58%(1)      	2008 to 2009		             666,746
Pools of single-family mortgages 	                           GNMA	           7.58%(1)	      2007 to 2008		             660,650
                                                                                                                ---------------
                                                                                                                $   36,523,550
                                                                                                                ===============

(1) Represents yield to the Partnership.

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                               For the	            For the             For the
                                                                            Year Ended		        Year Ended          Year Ended
                                                                         Dec. 31, 1996		     Dec. 31, 1995       Dec. 31, 1994
                                                                        ---------------     ---------------     ---------------
Regular monthly distributions
	Income				                                                             $        .7767      $        .8309      $       1.0100
	Return of capital				                                                           .2333 	             .1791                -
                                                                        ---------------     ---------------     ---------------
				                                                                    $       1.0100 	    $       1.0100      $       1.0100
                                                                        ===============     ===============     ===============
Distributions
	Paid out of cash flow							                                           $       1.0100	     $       1.0100      $       1.0100
                                                                        ===============     ===============     ===============

Regular quarterly distributions to BAC Holders consist primarily of interest received on FHA Loans, GNMA Certificates and U.S. government securities. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the year ended December 31, 1996, a net amount of $558,905 of undistributed cash flow was added to reserves. The total amount held in reserves at December 31, 1996, was $10,859,286 of which $1,327,396 was invested in GNMA Certificates.

The Partnership believes that cash provided by operating activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet its short-term and long-term liquidity requirements, including the payments of distributions to BAC Holders. Under the terms of its Partnership Agreement, the Partnership has the authority to enter into short-term and long-term debt financing arrangements; however, the Partnership currently does not anticipate entering into such arrangements. The Partnership is not authorized to issue additional BACs to meet short-term and long-term liquidity requirements.

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

The following table shows the occupancy levels of the properties financed by the Partnership at December 31, 1996:

                                                                                                     Number     	   Percentage
                                                                                  Number         	of  Units         	of  Units
Property Name                     	         Location               	           of  Units          	Occupied         	 Occupied
-------------------------------             --------------------             ------------       ------------       ------------
Bluff Ridge Apartments                      Jacksonville, NC        	                108                100	               93%
Fox Hollow Apartments 	                     High Point, NC	                          184	               166	               90%
Highland Park Apartments            	       Columbus, OH              	              252           	    240	               95%
Misty Springs Apartments         	          Daytona Beach, FL               	        128           	    123	               96%
The Ponds at Georgetown                    	Ann Arbor, MI              	             134            	   130	               97%
Waterman's Crossing                      	  Newport News, VA        	                260            	   249	               96%
Water's Edge Apartments                 	   Lake Villa, IL               	           108            	    97	               90%
                                                                            -------------       ------------       ------------
	                                                                                  1,174	             1,105	               94%
                                                                            =============       ============       ============

Bluff Ridge Apartments

Bluff Ridge Apartments is a 108-unit complex located in Jacksonville, North Carolina. Average occupancy was 94% in 1996 and 1995. Operations at Bluff Ridge are heavily dependent on demand from the local military personnel. The Jacksonville rental market has remained relatively stable throughout 1996. Excluding interest, net cash flow generated by the property increased approximately 4% from 1995 to 1996, due primarily to an increase in rental income resulting from rental rate increases. The property was current on its debt service payments during 1996 and generated cash flow in excess of debt service.

Fox Hollow Apartments

Fox Hollow Apartments is a 184-unit apartment community located in High Point, North Carolina. Average occupancy was 95% in 1996, compared to 97% in 1995. The property was in compliance with the terms of the Loan Modification Agreement (LMA) entered into with the new mortgage holder on January 8, 1996. While there can be no assurance that the modified terms of the Fox Hollow mortgage will enable the property to remain current on its mortgage obligations, the restructuring allows the Partnership to retain its Partnership Equity Investment in the Fox Hollow Apartments and improves the property's ability to make its required mortgage payments from operating cash flow.

Excluding interest, net cash flow generated by Fox Hollow Apartments decreased approximately 2.8% from 1995 to 1996. This decrease is primarily due to an increase in repairs and maintenance expenses and property improvements which was partially offset by an increase in operating revenue. Operating revenue increased due to rental rate increases and additional income earned from corporate unit rentals.

Highland Park Apartments

Highland Park Apartments contains 252 luxury garden apartments and is located in Columbus, Ohio. Average occupancy was 95% in 1996, compared to 97% in 1995. Moderate rental rate increases were implemented. However, net cash flow generated by the property, excluding interest, was approximately 1% less in 1996, compared to 1995, due primarily to an increase in real estate operating expenses of approximately 7.7%, primarily utility expenses. The increase in real estate operating expenses was partially offset by an increase in operating revenue resulting from rental rate increases and income earned from sources such as garage and washer-dryer rentals. Despite the decrease in net cash flow, the property remained current on its mortgage obligations throughout 1996 and generated cash flow in excess of debt service.

Misty Springs Apartments

Misty Springs Apartments is a 128-unit apartment community located in Daytona Beach, Florida. Average occupancy was 94% in 1996, compared to 97% in 1995. The net cash flow generated by the property, excluding interest, was approximately 12.9% lower in 1996, compared to 1995, due to a decrease of approximately 2.9% in operating revenue accompanied by a 7.7% increase in real estate operating expenses. The decrease in operating revenue was due primarily to the decrease in average occupancy. Real estate operating expenses were higher primarily due to an increase in property taxes.

At December 31, 1996, the Operating Partnership was in compliance with the terms of a Reinstatement Agreement entered into in July 1993. The Operating Partnership was current on its debt service payments on its mortgage loan during 1996, with a shortfall of $93,000 being funded by Partnership reserves.

The Ponds at Georgetown

The Ponds at Georgetown consists of 134 apartments located in Ann Arbor, Michigan. Average occupancy was 95% in 1996 and 1995. In the past, the property has relied heavily on university students, who are generally short-term tenants. Recently, aggressive marketing strategies have been implemented which target more long-term tenants, resulting in a stabilization in the property's occupancy. However, the persistent sluggishness of the Ann Arbor rental market is preventing the property from generating sufficient cash flow from operations to fully pay its mortgage obligations, and the mortgage on the property remains in default. Despite the default, the Partnership has continued to receive full payments with respect to the GNMA Certificate, due to the co-insurer's (a private mortgage lender's) funding of the deficits.
The co-insurer has the option to suspend its funding of the property's deficits and assign its mortgage to GNMA, which would result in a return to the Partnership of the outstanding principal balance of the GNMA Certificate and the possible loss of the Partnership Equity Investment in the property.
To date, the co-insurer has not indicated plans to suspend funding of the property's deficits. There can be no assurance, however, that the co-insurer will not make such an election in the future if the property remains in default. In addition to the mortgage being in default, the property is approximately $566,000 delinquent on its property taxes. A tax sale of the property is scheduled for May, 1997; however, the Partnership is exploring a number of alternatives with the mortgage holder to determine the best course of action to take. Excluding interest, net cash flow generated by the property in 1996 approximated that of 1995.

Waterman's Crossing

Waterman's Crossing is a 260-unit apartment community located in Newport News,
Virginia.  Average occupancy was 96% in 1996, compared to 95% in 1995.    The
Operating Partnership remains current on its mortgage obligations; however shortfalls of $80,000 were funded by Partnership reserves in 1996. The operating performance of the property has gradually been improving as net cash flow generated by the property in 1996, excluding interest, increased approximately 4.5% from 1995. This increase is primarily due to higher rental revenues resulting from a slight increase in average occupancy and rental rate increases accompanied by a decrease in property taxes and administrative expenses.

Water's Edge Apartments

Water's Edge Apartments is a 108-unit apartment complex located in Lake Villa, Illinois. Average occupancy was 91% in 1996, compared to 97% in 1995. The property has continued to meet its mortgage obligations on a timely basis from cash flow; however, the property's net cash flow, excluding interest, decreased approximately 12.5% in 1996 compared to 1995. This decrease resulted from a 4.6% decrease in rental revenue due to the decrease in average occupancy accompanied by a 6.3% increase in real estate operating expenses, primarily repairs and maintenance expenses and property improvements.

Results of Operations

The table below compares the results of operations for each year shown.

                                                                               For the		           For the		           For the
                                                                            Year Ended		        Year Ended		        Year Ended
                                                                         Dec. 31, 1996		     Dec. 31, 1995		     Dec. 31, 1994
                                                                        ---------------     ---------------     ---------------
Rental income                                                           $    7,203,323	     $    7,210,114	     $    7,748,867
Mortgage-backed securities income						                                        112,182		           132,211              77,012
Interest on GNMA securities						                                                 -   		           519,970             446,103
Interest income on temporary cash investments
	and U.S. government securities                                                550,599		           225,135		           159,005
Other income                                                                   270,132		           219,376		           306,903
Unusual item - gain on disposition of
 Falcon Point assets and related liabilities                                      -                   -              2,746,326
                                                                        ---------------     ---------------     ---------------
                                                                             8,136,236		         8,306,806		        11,484,216
                                                                        ---------------     ---------------     ---------------
Real estate operating expenses			                                            3,615,907		         3,569,892		         4,105,677
Depreciation				                                                               897,337		           896,420		           990,377
Interest expense						                                                         562,015		           571,801		           613,814
Property development and management fees                                          -                   -                  7,649
Investor servicing				                                                         301,694		           238,667		           213,212
Professional fees				                                                           50,164		            53,121		            70,175
Other expenses				                                                               9,966		             5,849		             8,714
Amortization				                                                               136,797 	           141,514		           157,898
                                                                        ---------------     ---------------     ---------------
                                                                             5,573,880		         5,477,264		         6,167,516
                                                                        ---------------     ---------------     ---------------
Minority interest in (income) losses of operating partnerships	                  2,746 	             2,571 		          (19,772)
                                                                        ---------------     ---------------     ---------------
Income before extraordinary item                                             2,565,102           2,832,113           5,296,928
Extraordinary item - gain from forgiveness of
 accrued interest                                                               82,216                -                   -
                                                                        ---------------     ---------------     ---------------
Net income	                                                             $    2,647,318	     $    2,832,113	     $    5,296,928
                                                                        ===============     ===============     ===============

                                                                              Increase      		    Increase
                                                                             (Decrease)          (Decrease)
                                                                             From 1995		         From 1994
                                                                        ---------------     ---------------
Rental income                                                         	 $       (6,791)     $     (538,753)
Mortgage-backed securities income						                                        (20,029)	            55,199
Interest on GNMA securities						                                             (519,970)	            73,867
Interest income on temporary cash investments
	and U.S. government securities						                                          325,464		            66,130
Other income						                                                              50,756 	           (87,527)
Unusual item - gain on disposition of
 Falcon Point assets and liabilities                                              -             (2,746,326)
                                                                        ---------------     ---------------
		                                                                            (170,570)         (3,177,410)
                                                                        ---------------     ---------------
Real estate operating expenses			                                               46,015 	          (535,785)
Depreciation				                                                             		    917 	           (93,957)
Interest expense						                                                          (9,786)	           (42,013)
Property development and management fees                                          -                 (7,649)
Investor servicing					                                                         63,027		            25,455
Professional fees						                                                         (2,957)	           (17,054)
Other expenses				                                                             	 4,117 	            (2,865)
Amortization						                                                              (4,717)	           (16,384)
                                                                        ---------------     ---------------
                                                                                96,616 	          (690,252)
                                                                        ---------------     ---------------
Minority interest in (income) losses of operating partnerships	                    175		            22,343
                                                                        ---------------     ---------------
Income before extraordinary item                                              (267,011)         (2,464,815)
Extraordinary item - gain from forgiveness of
 accrued interest                                                               82,216                -
                                                                        ---------------     ---------------
Net income	                                                             $     (184,795)     $   (2,464,815)
                                                                        ===============     ===============

Rental income is recognized net of any vacancy losses and rental concessions offered. Rental income, net of real estate operating expenses, depreciation,
and amortization decreased $49,006 from 1995 to 1996.   The decrease is due to
a slight decrease in rental income accompanied by increases in real estate operating expenses, primarily repairs and maintenance expenses and property improvements. The decrease in rental income consisted of a decrease of approximately $115,000 due to decreases in average occupancy at four of the properties which was partially offset by an increase in revenue of approximately $108,000 resulting from rental rate increases.

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

Mortgage-backed securities income decreased $20,029 from 1996 to 1995 due to the continued amortization of the principal balance of the mortgage-backed securities. Mortgage-backed securities income increased $55,199 from 1994 to 1995 as a result of interest earned on mortgage-backed securities acquired in June and July 1994.

Interest on GNMA securities for 1994 and 1995, resulted from the recognition of the GNMA Certificate related to Falcon Point Apartments for financial statement purposes effective November 1, 1994. Prior to the foreclosure, the Partnership's investment in the GNMA Certificate was eliminated in consolidation. The GNMA Certificate was paid off in November 1995; therefore, the Partnership no longer receives interest from this source.

Interest income on temporary cash investments and U.S. government securities increased $325,464 from 1995 to 1996. This increase is the result of investing proceeds received from the payoff of the GNMA Certificate related to Falcon Point Apartments in November 1995 and to additions made to the Partnership's reserves during 1996. Interest income on temporary cash investments and U.S. government securities increased $66,130 from 1994 to 1995. This increase is the result of: (i) interest income of approximately $39,000 earned on U.S. government securities purchased in March 1995; and (ii) an increase in other cash investments due to an increase in cash reserves as the result of receiving proceeds from the payoff of the GNMA Certificate related to Falcon Point Apartments in November 1995.

Other income consists primarily of corporate unit rentals, garage rentals, washer/dryer, and vending income generated by the Partnership's properties. Income from such sources increased $50,756 from 1995 to 1996, due primarily to an increase in corporate unit rentals at Fox Hollow Apartments. Other income decreased $11,367 from 1994 to 1995, due to a decrease in the rentals and/or usage of such items.

Due to an earth slide at Falcon Point Apartments in April 1994, the property was not able to generate sufficient cash flow to service its mortgage loan. Foreclosure proceedings were initiated against the property on October 28, 1994, thereby eliminating the Partnership's equity in the property. On that date, the liabilities of the property exceeded the related assets by $2,746,326, resulting in an unusual gain to the Partnership of $2,746,326.

Investor servicing costs increased $63,027 from 1995 to 1996 and $25,455 from 1994 to 1995. The increase from 1995 to 1996 was due to: (i) an increase of approximately $49,000 in salaries and related expenses, (ii) an increase of approximately $5,000 in printing and servicing expenses, (iii) an increase of approximately $3,000 in insurance expenses and (iv) an increase of approximately $7,000 in other investor servicing expenses. The increase from 1994 to 1995 was due to: (i) an increase of approximately $24,000 in salaries and related expenses, (ii) an increase of approximately $6,000 in insurance expense; offset by, (iii) a decrease of approximately $5,000 in other investor servicing expenses.

Professional fees decreased $2,957 from 1995 to 1996 and $17,054 from 1994 to 1995, primarily due to a decrease in legal fees. The Partnership's legal fees were higher in 1994, due primarily to the earth slide at Falcon Point Apartments and the resulting foreclosure. Other expenses increased from 1995 to 1996, due to an increase in travel expenses

The Partnership recorded an extraordinary gain of $82,216 in 1996 due to the forgiveness of accrued interest on the Fox Hollow Apartments mortgage. The interest was forgiven in conjunction with a Loan Modification Agreement entered into in January 1996.

	    Item 8. Financial Statements and Supplementary Data. The Financial Statements and supporting schedules of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

	    Item 9.  Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.  There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1996 and 1995.

	                                  PART III

	    Item 10.  Directors and Executive Officers of Registrant.  The Registrant
has no directors or officers.  The general partners of the Registrant are
America First Capital Source I, L.L.C. (the "America First General Partner"),
which is controlled by America First Companies L.L.C. ("America First") and
Insured Mortgage Equities Inc. (the "IME General Partner") (collectively, the
America First General Partner and the IME General Partner are referred to as the "General Partners").

	    The following individuals are the officers of the America First General
Partner and the officers and managers of America First, and each serves for a term of one year.

Name                      Position Held                                    Position Held Since
-----------------------   ----------------------------------            -----------------------
Michael B. Yanney	        Chairman of the Board, President,                       1984
                          Chief Executive Officer and
                          Manager of America First

                          Chairman and Chief Executive                            1991
                          Officer of the America First
                          General Partner

Stewart Zimmerman	        President of the America First                          1991
                          General Partner

Michael Thesing	          Vice President, Secretary and                           1984
                          Treasurer of America First

                          Vice President, Secretary and                           1991
                          Treasurer of the America First
                          General Partner

William S. Carter, M.D.   Manager of America First                                1994

George Kubat              Manager of America First                                1994

Martin A. Massengale      Manager of America First                                1994

Alan Baer                 Manager of America First                                1994

Gail Walling Yanney       Manager of America First                                1996

Mariann Byerwalter        Manager of America First                                1997

	    Michael B. Yanney, 63, is the Chairman and President of America First Companies L.L.C. From 1977 until the organization of the first such fund in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (subsequently merged into FirsTier Financial, Inc.), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, MFS Communications Company, Inc., C-Tec Corporation, Mid-America Apartment Communities, Inc. and PKS Information Services, Inc..

	    Stewart Zimmerman, 52, has been Executive Vice President of affiliates of the America First General Partner since January 1989.  In addition, Mr.
Zimmerman has served as a consultant to affiliates of the America First
General Partner beginning in September 1985.  From September 1986 though
September 1988, he served as a director and managing director of Security
Pacific Merchant Bank and was responsible for ongoing sales, trading and finance group activities.  Prior thereto, he served in various capacities with
E.F. Hutton & Company Inc. and with Lehman Brothers, where he was responsible for sales and trading of mortgage-backed securities.  From 1968 to 1972, Mr.
Zimmerman was an officer with Zenith Mortgage Company and Zenith East, a national mortgage banking and brokerage firm engaged in the servicing of single-family and multifamily residential mortgages as well as the financing of real estate properties throughout the United States.

	    Michael Thesing, 42, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  From January
1984 until July 1984 he was employed by various companies controlled by Mr.
Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 70, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    George Kubat, 51, is the President and Chief Executive Officer of Phillips Manufacturing Co., an Omaha, Nebraska, based manufacturer of drywall and construction materials. Prior to assuming that position in November 1992, Mr. Kubat was a certified public accountant with Coopers & Lybrand in Omaha, Nebraska, from 1969. He was the tax partner in charge of the Omaha office from 1981 to 1992. Mr. Kubat currently serves on the board of directors of Sitel Corporation, American Business Information, Inc., and G.B. Foods Corporation.

	    Martin A. Massengale, 63, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska
Lincoln from 1981 until 1990 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company and IBP, Inc..

	    Alan Baer, 74, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of Lancer
Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses.  Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.  Mr.
Baer has also owned and served on the board of directors of several banks in
Nebraska and Illinois.

	    Gail Walling Yanney, 61, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she was a director of FirsTier
Bank, N.A., Omaha prior to its merger with First Bank, N.A..  Ms. Yanney is the wife of Michael B. Yanney.

	    Mariann Byerwalter, 36, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of AFEH and EurekaBank from 1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief
Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to
1987.  She served as Vice President and Executive Assistant to the President
of Bank of America and was a Vice President in the bank's Corporate Planning and Development Department, managing several acquisitions and divestitures.
During 1986, Ms. Byerwalter managed five divestitures, representing a total purchase price of over $100 million with assets aggregating more than $5.0 billion.

	     The following individuals are the director and officers of the IME General Partner, and each serves for a term of one year.

                                   Director

Name                      Position Held                 Position Held Since
-----------------------   --------------------------   -----------------------
Paul Abbott	              Director		                              1989

	                                  Officers

Name                      Position Held                 Position Held Since
-----------------------   --------------------------   -----------------------
Paul Abbott	              President, Chief		                      1989
		                        Operating Officer,
		                        Chief Financial Officer

Donald E. Petrow	         Vice President		                        1992
Elizabeth I. Rubin        Vice President                          1995

	    Paul L. Abbott, 51, is a Managing Director of Lehman Brothers Inc. ("Lehman"), which he joined in 1988. At Lehman, Mr. Abbott is responsible for the investment management of residential, commercial and retail real estate. Prior to joining Lehman, Mr. Abbott was a real estate consultant and, from 1983 to 1987, was a senior officer of The Daseke Group, Inc., a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 to 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary.

	    Donald E. Petrow, 40, is a First Vice President of Lehman.  Since March
1989, he has been responsible for the investment management and restructuring of various investment portfolios, including but not limited to, federally insured mortgages, tax exempt bonds, residential real estate, cable and energy.  From November 1981 to February 1989, Mr. Petrow, as Vice President of
Lehman, was involved in investment banking activities relating to partnership finance and acquisition.  Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms.  Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A. in Finance from Pace
University.

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

	    Item 11. Executive Compensation. The Registrant does not have any directors or officers. None of the directors or officers of the General Partners or the managers or officers of America First receive compensation from the Registrant and neither General Partner receives reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to the General Partners pursuant to the terms of its agreement of limited partnership during the period ending December 31, 1996, is described in Note 4 to the Notes to the Financial Statements filed in response to Item 8 hereof.

	    Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) No person is known by Registrant to own beneficially more than 5% of the BACs.

	    (b)	No director or officers of the General Partners or managers or officers of America First own any BACs.

	    (c)	The IME General Partner shall assume all authority and responsibility for the management of the Registrant in the event Mr. Yanney ceases to be a member or the chief executive officer of the America First General Partner.
There exists no other arrangement known to the Registrant the operation of which may at any subsequent date result in a change in control of the
Registrant.

	    Item 13.  Certain Relationships and Related Transactions.  The members of the America First General Partner are America First Companies L.L.C. and Mr.
Yanney.  The IME General Partner is an affiliate of Lehman.  Except as described herein, the Registrant is not a party to any transaction or proposed transaction with either General Partner or with any person who is:  (i) a member, director, or officer of the General Partners or manager or officer of
America First; (ii) a nominee for election as a director or manager of a
General Partner or a manager of America First; (iii) an owner of more than 5%
of the BACs; or, (iv) a member of the immediate family of any of the foregoing persons.

     The Operating Partnership's general partners provide various on-site property development and management services. There were no property development and management fees incurred during 1996.

	    The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. During 1996, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during 1996.

	    During 1996, the Registrant paid or reimbursed the General Partners $347,522 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 4 to Notes to Consolidated Financial Statements filed in response to Item 8 hereof for a description of these costs and expenses.

     The Registrant has entered into property management agreements with America First Properties Management Company, L.L.C. (the "Manager") with respect to the day-to-day operation of Waterman's Crossing, Misty Springs, Fox Hollow Apartments and The Ponds at Georgetown (beginning in November 1996). Such property management agreements provide that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager range from 3% to 5% of gross revenues. Because the Manager is an affiliate of AFCA, the management fees payable by the Registrant to the Manager may not exceed the lesser of (i) the rates that the Registrant would pay an unaffiliated manager for similar services in the same geographic location or (ii) the Manager's actual cost for providing such services.
During the year ended December 31, 1996, the Registrant paid the Manager property management fees of $165,721.

  	                                 PART IV

	    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (a) The following documents are filed as part of this report:

		          1.	Financial Statements.  The following financial statements are included in response to Item 8 of this report:

		          Independent Accountants' Report.

		          Consolidated Balance Sheets of the Registrant as of December 31,
            1996, and December 31, 1995.

		          Consolidated Statements of Income of the Registrant for the years ended December 31, 1996, December 31, 1995, and December 31, 1994.

		          Consolidated Statements of Partners' Capital of the Registrant for
            the years ended December 31, 1996, December 31, 1995, and December
            31, 1994.

		          Consolidated Statements of Cash Flows of the Registrant for the
            years ended December 31, 1996, December 31, 1995, and December 31,
            1994.

		          Notes to Consolidated Financial Statements of the Registrant.

		          Schedule III--Real Estate and Accumulated Depreciation for the
            years ended December 31, 1996, and December 31, 1995.

		          2.	Financial Statement Schedules.  The information required to be set forth in the financial statement schedules is included in the
     Financial Statements filed in response to Item 14(a)(1) hereof.

		          3.	Exhibits.  The following exhibits were filed as required by
     Item 14(c) of this report.  Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

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

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
Capital Source L.P.:

We have audited the accompanying consolidated balance sheets of Capital Source L.P. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, partners' capital, and cash flows for each of three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Source L.P. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 26, 1997			                                 /s/Coopers & Lybrand L.L.P.







To the Partners
Capital Source L.P.

Our report on the financial statements of Capital Source L.P. and subsidiaries is included in this Form 10-K. In connection with our audit of such consolidated financial statements, we have also audited the related consolidated financial statement schedules listed in Item 14.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material aspects, the information required to be included therein.



Omaha, Nebraska
March 26, 1997                                    /s/Coopers & Lybrand L.L.P.

Part I.  Financial Information
  Item 1.  Financial Statements
CAPITAL SOURCE L.P.
CONSOLIDATED BALANCE SHEETS

                                                                                             Dec. 31, 1996		     Dec. 31, 1995
                                                                                            ---------------     ---------------
Assets
	Investment in real estate:
		Land								                                                                              $    3,093,671      $    3,093,671
		Buildings								                                                                             35,517,314		        35,505,314
		Personal property								                                                                      1,992,979		         1,998,765
                                                                                            ---------------     ---------------
                                                                                            				40,603,964		        40,597,750
		Less accumulated depreciation								                                                         (9,925,636) 		      (9,039,307)
                                                                                            ---------------     ---------------
		Net investment in real estate			                                                              30,678,328		        31,558,443
                                                                                            ---------------     ---------------
	Cash and temporary cash investments, at cost
		which approximates market value (Note 5)							                                               10,272,497		         8,962,735
	Escrow deposits and property reserves 								                                                    917,796		         1,019,329
	Investment in U.S. government securities         							                                             -   		         1,005,000
	Investment in mortgage-backed securities (Note 5)							                                        1,327,396		         1,677,803
	Interest and other receivables								                                                             62,114		            72,993
	Deferred mortgage issuance costs, net	of accumulated amortization of
  $1,361,572 in 1996 and $1,224,775 in 1995			                                                   2,241,235    		     2,378,032
	Other assets								                                                                              723,639		           519,649
                                                                                            ---------------     ---------------
			                                                                                         $   46,223,005	     $   47,193,984
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable and accrued expenses 						                                              $    1,416,730	     $    1,205,598
		Distribution payable (Note 3) 								                                                           860,587		           860,587
		Mortgage loan payable (Note 7)								                                                         6,354,657		         6,392,007
		Interest payable								                                                                            -   		           311,962
		Due to general partners and their affiliates (Note 4)				                      	               4,117,105		         4,112,583
                                                                                            ---------------     ---------------
				                                                                                            12,749,079		        12,882,737
                                                                                            ---------------     ---------------
	Minority interest 				                                                                            222,048		           224,794
                                                                                            ---------------     ---------------
	Partners' Capital (Deficit)
		General Partners								                                                                        (283,139)		         (274,793)
		Limited Partners ($9.94 per BAC in 1996 and $10.18 in 1995)		 			                             33,535,017		        34,361,246
                                                                                            ---------------     ---------------
				                                                                                            33,251,878		        34,086,453
                                                                                            ---------------     ---------------
			                                                                                         $   46,223,005	     $   47,193,984
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENTS OF INCOME

                                                                  		          For the		           For the	            For the
                                                                  		       Year Ended		        Year Ended		        Year Ended
                                                                  		    Dec. 31, 1996	  	   Dec. 31, 1995		     Dec. 31, 1994
                                                                       ---------------     ---------------     ---------------
Income
	Rental income			                                                      $    7,203,323	     $    7,210,114	     $    7,748,867
	Mortgage-backed securities income				                           		           112,182             132,211		            77,012
	Interest on GNMA securities				                                 		              -              		519,970		           446,103
	Interest on temporary cash investments
		and U.S. government securities				                              		          550,599 	           225,135		           159,005
	Other income				                                                 		          270,132		           219,376		           306,903
 Unusual item - gain on disposition of
  Falcon Point assets and related liabilities (Note 8)                           -                   -              2,746,326
                                                                       ---------------     ---------------     ---------------
		                                                                	         8,136,236 	         8,306,806		        11,484,216
                                                                       ---------------     ---------------     ---------------
Expenses
	Real estate operating expenses				                               		        3,615,907 	         3,569,892		         4,105,677
	Depreciation 				                                                		          897,337 	           896,420		           990,377
	Interest expense				                                             		          562,015 	           571,801		           613,814
 Property development and management fees (Note 4)                                -                  -                  7,649
	General and administrative expenses (Note 4)
		Investor servicing				                                          		          301,694 	           238,667		           213,212
		Professional fees				                                           		           50,164 	            53,121		            70,175
		Other expenses				                                              		            9,966 	             5,849		             8,714
	Amortization 				                                                 	          136,797 	           141,514		           157,898
                                                                       ---------------     ---------------     ---------------
		                                                                	         5,573,880 	         5,477,264		         6,167,516
                                                                       ---------------     ---------------     ---------------
Minority interest in (income) losses of operating
 partnerships	                                                                  2,746	              2,571 		          (19,772)
                                                                       ---------------     ---------------     ---------------
Income before extraordinary item                                            2,565,102           2,832,113           2,296,928
 Extraordinary item - gain from forgiveness of
  accrued interest (Note 7)                                                    82,216                -                   -
                                                                       ---------------     ---------------     ---------------
Net income		                                                           $    2,647,318      $    2,832,113      $    5,296,928
                                                                       ===============     ===============     ===============
Net income allocated to:
	General Partners 			                                             	    $       26,473      $       28,321	     $       52,969
	Limited Partners 				                                                      2,620,845	          2,803,792		         5,243,959
                                                                       ---------------     ---------------     ---------------
 		                                                                    $    2,647,318      $    2,832,113	     $    5,296,928
                                                                       ===============     ===============     ===============
Net income per BAC
 Income before extraordinary item                                      $          .76      $          .83      $         1.55
 Extraordinary item                                                               .02                -                   -
                                                                       ---------------     ---------------     ---------------
Net income per BAC				                                                 $          .78	     $          .83      $         1.55
                                                                       ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
FROM DECEMBER 31, 1993, TO DECEMBER 31, 1996

                                                                               General  		         Limited
                                                                              Partners  		        Partners    		         Total
                                                                        ---------------     ---------------     ---------------
Partners' Capital (Deficit) (excluding net unrealized holding gain)
 Balance at December 31, 1993                                           $     (288,045)     $   33,049,226      $   32,761,181
 Net income						                                                               52,969		         5,243,959		         5,296,928
 Cash distributions paid or accrued (Note 3)					                              (34,424)		       (3,407,963)		       (3,442,387)
                                                                        ---------------     ---------------     ---------------
 Balance at December 31, 1994		                                         	     (269,500)	    	   34,885,222	     	   34,615,722
 Net income						                                                               28,321           2,803,792           2,832,113
 Cash distributions paid or accrued (Note 3)						                             (34,424)         (3,407,964)         (3,442,388)
                                                                        ---------------     ---------------     ---------------
 Balance at December 31, 1995		                                               (275,603)	        34,281,050	         34,005,447
 Net income						                                                               26,473           2,620,845           2,647,318
 Cash distributions paid or accrued (Note 3)						                             (34,424)         (3,407,965)         (3,442,389)
                                                                        ---------------     ---------------     ---------------
                                                                              (283,554)         33,493,930          33,210,376
                                                                        ---------------     ---------------     ---------------
Net unrealized holding gain
 Balance at December 31, 1994                                                     -                   -                   -
 Net change                             						                                     810              80,196              81,006
                                                                        ---------------     ---------------     ---------------
 Balance at December 31, 1995                                                      810              80,196              81,006
 Net change                         						                                        (395)            (39,109)            (39,504)
                                                                        ---------------     ---------------     ---------------
                                                                                   415              41,087              41,502
                                                                        ---------------     ---------------     ---------------
Balance at December 31, 1996                                            $     (283,139) 	    $  33,535,017  	    $  33,251,878
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the             For the 	           For the
                                                                            Year Ended          Year Ended  		      Year Ended
                                                                         Dec. 31, 1996       Dec. 31, 1995  		   Dec. 31, 1994
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
	Net income                                                             $    2,647,318      $    2,832,113  	   $    5,296,928
		Adjustments to reconcile net income to net cash
 			provided by operating activities:
   Extraordinary item - gain from forgiveness of
    accrued interest                                                           (82,216)
   Unusual item - gain on disposition of
    Falcon Point assets and related liabilities                                   -                   -             (2,746,326)
			Depreciation and amortization								                                     1,034,134           1,037,934  		       1,148,275
			Amortization of discount on mortgage-backed
    and U.S. government securities				                                          (6,700)            (11,656)		           (1,341)
   Property development and management fees                                       -                   -                  7,649
			Minority interest in (income) losses of operating partnerships	              (2,746)             (2,571)  	          19,772
			Decrease (increase) in interest and other receivables							                 10,879             (44,538)  	          (5,419)
			Decrease (increase) in escrow deposits and property reserves                101,533             352,231	           (139,743)
			Decrease (increase) in other assets								                                (203,990)           (105,999)	            36,304
			Increase in accounts payable and accrued expenses	           						         211,132              61,848		           375,861
			Increase (decrease) in due to Operating Partnerships'
				general partners and their affiliates							                                 4,522            (399,530)		         (235,455)
			Decrease in interest payable		           						                            (229,746)            (37,196)		          (49,372)
                                                                        ---------------     ---------------     ---------------
	Net cash provided by operating activities			                                3,484,120           3,682,636  		       3,707,133
                                                                        ---------------     ---------------     ---------------
Cash flows from investing activities
 Maturity of U.S. government securities                                      1,000,000                -                   -
	Principal payments received on mortgage-backed
  and U.S. government securities			                                            322,603             219,865		           122,654
 Acquisition of real estate                                                    (12,000)               -                   -
	Acquisition of personal property								                                       (5,222)             (7,211)            (18,784)
	Principal payments received on GNMA securities							                                           7,145,554                -
 Acquisition of U.S. government securities						                                  -               (987,578)               -
	Acquisition of mortgage-backed securities							                                 -                   -             (1,943,741)
                                                                        ---------------     ---------------     ---------------
		Net cash provided by (used in) investing activities	                       1,305,381           6,370,630		        (1,839,871)
                                                                        ---------------     ---------------     ---------------
Cash flow used in financing activities
 Principal payments on mortgage loan payable                                   (37,350)               -                   -
	Distributions								                                                      (3,442,389)         (3,442,388)		       (3,442,391)
                                                                        ---------------     ---------------     ---------------
  Net cash used in financing activities                                     (3,479,739)         (3,442,388)         (3,442,391)
                                                                        ---------------     ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments			            1,309,762           6,610,878		        (1,575,129)
Cash and temporary cash investments at beginning of year  	 					            8,962,735           2,351,857  		       3,926,986
                                                                        ---------------     ---------------     ---------------
Cash and temporary cash investments at end of year  		                  $   10,272,497      $    8,962,735  	   $    2,351,857
                                                                        ===============     ===============     ===============
Supplemental disclosure of cash flow information:
	Cash paid during the period for interest							                        $      791,761      $      608,997	     $      663,186
                                                                        ===============     ===============     ===============


















Supplemental disclosure of non-cash investing activities:
 Abandonment of fully depreciated property                              $       11,008      $         -         $         -

	Disposition of Falcon Point assets and related liabilities:
		Land						                                                            $         -         $         -    	    $     (783,975)
		Buildings						                                                                 -                   -    		       (6,004,565)
		Personal property						                                                         -                   -    		          (49,722)
		Accumulated depreciation						                                                  -                   -    		          997,252
		Cash and temporary cash investments						                                       -                   -    		          (68,044)
		Escrow deposit and property reserves						                                      -                   -    		          (93,908)
		Interest and other receivables						                                            -                   -    		          (29,440)
		Deferred costs, net of accumulated amortization					                            -                   -    		         (436,657)
		Other assets						                                                              -                   -    		           (3,888)
		Accounts payable and accrued expenses						                                     -                   -                225,301
		Intercompany mortgage payable						                                             -                   -    	         7,251,258
		Intercompany interest payable						                                             -                   -   		           808,485
		Due to general partners and their affiliates			                                 -                   -   		           777,808
		Minority interest						                                                         -                   -   		           156,421
                                                                        ---------------     ---------------     ---------------
	Net liabilities					                                                   $         -         $         -   	     $    2,746,326
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

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

 B) Investment in Real Estate
    Prior to January 1, 1996, the Partnership's investment in real estate was carried at cost less accumulated depreciation. On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Among other things, FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The adoption of FAS 121 did not have a material impact on the consolidated financial statements as the carrying value of each property does not exceed net realizable value.

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

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

 F) Income Taxes
 			No provision has been made for income taxes since BAC Holders are required to report their share of the Partnership's income for federal and state income tax purposes.  The tax basis of the Partnerships' assets and liabilities exceeded the reported amounts by $4,701,874 and $5,319,958 at
    December 31, 1996, and December 31, 1995, respectively.

	G)	Temporary Cash Investments
 			Temporary cash investments are invested in short-term debt securities purchased with original maturities of three months or less.

 H)	Net Income per Beneficial Assignment Certificate (BAC)
 			Net income per BAC is based on the number of BACs outstanding (3,374,222)
    during each year presented.

 I) New Accounting Pronouncement
    The Financial Accounting Standards Board has issued Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128). FAS 128, which is effective for periods ending after December 15, 1997, is not expected to have an impact on the Partnership's computation, presentation or disclosure of earnings per BAC.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

4.	Transactions with Related Parties

The General Partners, certain of their affiliates and the Operating Partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The Operating Partnerships' general partners provide various on-site property development and management services. There were no property development and management fees incurred for the year ended December 31, 1996 and 1995. Property development and management fees for the year ended December 31, 1994 amounted to $7,649. Unpaid fees, which are non-interest bearing, are included in amounts due to general partners and their affiliates on the accompanying consolidated balance sheets and will be paid as the Operating Partnerships reach specified performance standards or upon sale of the related property.

The General Partners are entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. For the years ended December 31, 1996, 1995 and 1994, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during these years.

Amounts due to general partners and their affiliates on December 31, 1996 and 1995 are comprised of the following:

                                                                       1996                1995
                                                             ---------------     ---------------
Unpaid property development and management fees              $      445,652      $      438,030
Operating deficit loans                                           3,671,453           3,674,553
                                                             ---------------     ---------------
                                                             $    4,117,105      $    4,112,583
                                                             ===============     ===============


Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner was $347,522, $309,826 and $291,744 for the years ended December 31, 1996, 1995 and 1994, respectively. Reimbursed expenses are presented on a cash basis and do not reflect accruals made at each year end.

An affiliate of America First Capital Source I, L.L.C. has been retained to provide property management services for Waterman's Crossing, Misty Springs Apartments, Fox Hollow Apartments (beginning in June, 1995) and The Ponds at Georgetown (beginning in November 1996). The fees for services provided were $165,721, $136,529 and $124,896 for 1996, 1995 and 1994, respectively, and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

5.	Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at December 31, 1996:

Cash and temporary cash investments					                              $    9,531,890
GNMA Certificates						                                                    1,327,396
                                                                      ---------------
                              					                                   $   10,859,286
                                                                      ===============

The reserve account was established to maintain working capital for the Partnership and is available for distribution to BAC Holders and for any contingencies related to Permanent Investments and the operation of the Partnership. The GNMA Certificates mature between 2007 and 2009.

At December 31, 1996, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $1,285,894, $41,502 and $1,327,396 respectively. At December 31, 1995, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $2,601,797, $81,006 and $2,682,803, respectively.

Prior to June 30, 1995, the Partnership classified all investment securities as held-to-maturity. However, during the quarter ending June 30, 1995, the Partnership reassessed the appropriateness of the classification of securities held in the reserve account. The Partnership concluded, given the nature of the reserve account, it would be more appropriate to classify securities held in the reserve account as available-for-sale rather than as held-to-maturity. Accordingly, on June 30, 1995, the Partnership transferred all securities held in the reserve account from the held-to-maturity classification to the available-for-sale classification. The total amortized cost, gross unrealized holding gains and aggregate fair value of the securities transferred were $2,740,792, $57,052 and $2,797,844, respectively.

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

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in Operating Partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership's capital contributions are adjusted to reflect its share of operating partnership profits or losses and distributions. The investment in Operating Partnerships represents the Partnership's limited partnership interest in the accumulated deficits of those Operating Partnerships. The parent company only information is provided to more clearly present the Partnership's investment in the Operating Partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all Operating Partnerships were eliminated at December 31, 1996, Partnership capital would increase by $13,038,255 ($3.83 per BAC).

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

The FHA Loans and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the Operating Partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loans are subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

Parent Company Only
Condensed Balance Sheets

                                                                                             Dec. 31, 1996		     Dec. 31, 1995
                                                                                            ---------------     ---------------
Assets
	Cash and temporary cash investments			                                                     $   10,272,497      $    8,962,735
	Investment in FHA Loans				                                                                    12,585,755		        12,654,188
	Investment in mortgage-backed securities				                                                   23,937,795		        24,388,920
	Investment in U.S. government securities				                                                         -   		         1,005,000
 Investment in Operating Partnerships				                                                      (13,038,255)		      (12,498,266)
	Interest receivable				                                                                           321,760		           332,686
	Other assets				                                                                                  130,969		           198,192
                                                                                            ---------------     ---------------
                                                                                            $   34,210,521	     $   35,043,455
                                                                                            ===============     ===============
Liabilities and Partners' Capital
	Liabilities
		Accounts payable			                                                                       $       98,056	     $       96,415
		Distributions payable				                                                                        860,587		           860,587
                                                                                            ---------------     ---------------
                                                                                                   958,643		           957,002
	Partners' Capital				                                                                          33,251,878		        34,086,453
                                                                                            ---------------     ---------------
			                                                                                         $   34,210,521    	 $   35,043,455
                                                                                            ===============     ===============

Parent Company Only
Condensed Statements of Income

                                                                                                   For the  	          For the
                                                                                                Year Ended		        Year Ended
                                                                                     							 Dec. 31, 1996     	 Dec. 31, 1995
                                                                                            ---------------     ---------------
Income
	Mortgage and mortgage-backed securities income			                                          $    3,148,565    	 $    3,548,264
	Interest on temporary cash investments	and U.S. government securities                             523,636		           193,257
	Interest on mortgage-backed securities				                                                        112,182		           132,211
	Equity in losses of Operating Partnerships				                                                   (717,501) 	         (680,444)
	Other income				                                                                                    9,749		             3,950
                                                                                             --------------     ---------------
                                                                                             				3,076,631 	         3,197,238
Expenses
	Operating and administrative				                                                                  429,313		           365,125
                                                                                             --------------     ---------------
Net income			                                                                                $   2,647,318	     $    2,832,113
                                                                                             ==============     ===============

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

Parent Company Only
Condensed Statements of Cash Flows

                                                                                       				        For the 		          For the
                                                                                      							   Year Ended      	   Year Ended
								                                                                                     Dec. 31, 1996		     Dec. 31, 1995
                                                                                            ---------------     ---------------
Cash flows from operating activities
	Net income			                                                                              $    2,647,318	     $    2,832,113
	Adjustments to reconcile net income to net cash
		provided by operating activities:
			Equity in losses of Operating Partnerships				                                                  717,501		           680,444
			Amortization				                                                                                 67,488		            67,488
			Amortization of discount on mortgage-backed and U.S. government securities	                      (6,700) 	          (11,656)
			Other non-cash adjustments				                                                                   12,302		            (6,717)
                                                                                            ---------------     ---------------
	Net cash provided by operating activities			                                                    3,437,909		         3,561,672
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Maturity of U.S. government securities                                                          1,000,000                -
	FHA Loan and GNMA Certificate principal payments		 					                                          491,754 	         7,519,672
 Acquisition of U.S. government securities                                                            -               (987,578)
	Investment in Operating Partnerships								                                                     (254,745)		          (40,500)
 Distributions received from Operating Partnerships                                                 77,233                -
                                                                                            ---------------     ---------------
	Net cash provided by investing activities	                                                      1,314,242 		        6,491,594
                                                                                            ---------------     ---------------
Cash flow used in financing activity
	Distributions				                                                                              (3,442,389)		       (3,442,388)
                                                                                            ---------------     ---------------
Net increase in cash and temporary cash investments                                              1,309,762 		        6,610,878
Cash and temporary cash investments at beginning of year  				                                   8,962,735		         2,351,857
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of year  		                                      $   10,272,497	     $    8,962,735
                                                                                            ===============     ===============

7.	Mortgage Loan Payable and Extraordinary Item

The mortgage is an 8.86% loan collateralized by Fox Hollow Apartments. Prior to May 12, 1995 HUD was the mortgage holder, and the Operating Partnership operated under a Provisional Workout Agreement (PWA). A Loan Modification Agreement (LMA) dated January 8, 1996, was signed between the Operating Partnership and the new mortgage holder, dissolving the PWA and modifying certain terms and conditions of the mortgage payable. The new mortgage holder agreed to accept $229,745 (of which $161,745 was paid by the Partnership and $68,000 was paid by the property) as payment of accrued unpaid interest, thereby forgiving $82,216 of accrued interest. Further, commencing on January 1, 1996, installments of interest and principal in the amount of $49,947 are due on the first day of each month, with the balance of principal and accrued interest due and payable no later than October 1, 2028. The mortgage loan payable is recorded on the consolidated balance sheet, since it is no longer eliminated in consolidation. The mortgage is an obligation of the Operating Partnership which owns the property. Principal maturities on the mortgage loan are as follows:

        Year              Amount
     ----------     -------------
       1997         $     37,584
       1998               41,053
       1999               44,841
       2000               48,980
       2001               53,500
     Thereafter        6,128,699
                    -------------
                    $  6,354,657
                    =============

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

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

The Partnership continued to hold the GNMA Certificate related to Falcon Point which generated interest income at 8.75% for the Partnership until November 1995, when the GNMA Certificate was paid-in-full to the Partnership.

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

                                                        At December 31, 1996                    At December 31, 1995
                                                 -----------------------------------     -----------------------------------
                                                       Carrying           Estimated            Carrying           Estimated
                                                         Amount          Fair Value              Amount          Fair Value
                                                 ---------------     ---------------     ---------------     ---------------
Cash and temporary cash investments              $   10,272,497      $   10,272,497      $    8,962,735      $    8,962,735
Investment in mortgage-backed securities              1,327,396           1,327,396           1,667,803           1,667,803
Investment in U.S. government securities                   -                   -              1,005,000           1,005,000

10.	Summary of Unaudited Quarterly Results of Operations

								                                                  First		            Second		             Third		            Fourth
From January 1, 1996, to December 31, 1996			           Quarter		           Quarter		           Quarter		           Quarter
														                                   ---------------     ---------------     ---------------     ---------------
Total income						                               $    1,990,066 	    $    2,010,934 	    $    2,069,863 	    $    2,065,373
Total expenses							                                (1,204,651)		       (1,486,392)		       (1,416,101)         (1,466,736)
Minority interest in losses of operating
 partnerships                                                32                 668                 806               1,240
														                                   ---------------     ---------------     ---------------     ---------------
Income before extraordinary item                        785,447             525,210             654,568             599,877
 Extraordinary item - gain from forgiveness of
  accrued interest                                         -                   -                   -                 82,216
                                                 ---------------     ---------------     ---------------     ---------------
Net income						                                 $     	785,447    	 $      525,210    	 $     	654,568 	    $      682,093
														                                   ===============     ===============     ===============     ===============
Net income per BAC
 Income before extraordinary item                $          .23      $          .15      $          .20      $          .18
 Extraordinary	item 					                                   -                  -                   -                    .02
                                                 ---------------     ---------------     ---------------     ---------------
Net income per BAC						                         $         	.23 	    $       	  .15    	 $          .20 	    $          .20
														                                   ===============     ===============     ===============     ===============

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

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
														                                   ===============     ===============     ===============     ===============

Schedule III

CAPITAL SOURCE L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995

								                                                                                                 Costs Capitalized
					                                                                           Initial Cost			              Subsequent
                            Description			 		                                  to Partnership			           to Acquisition
-----------------------------------------------------------------------   -------------------------   -------------------------
                                                                                   		 				                            Carrying
						                                                                                                        		         Costs
Property	                 Location	          # of Units	   Encumbrances	        Land	 	   Property	    Improvements	 	     (c)
-----------------------   ---------------   ------------   ------------   -----------   ------------   ------------   ---------
Waterman's Crossing	      Newport News, VA	       260 	         (a)	     $   700,000 	 $    893,682 	 $  8,894,510 	 $  65,190
Fox Hollow	               High Point, NC	         184 	         (b)	         272,215 		     499,365 	    5,518,162 		   98,580
Highland Park	            Columbus, OH	           252 	         (a)	          65,799 		      37,792 	    8,591,903 		   69,176
Bluff Ridge	              Jacksonville, NC	       108 	         (a)	         196,050 		      33,281 	    3,283,500 		   77,738
Misty Springs	            Daytona Beach, FL	      128 	         (a)	         710,400 		     351,972 	    2,840,884 		   68,679
Water's Edge	             Lake Villa, IL	         108 	         (a)	         246,160 		      24,550 	    4,788,051 		  139,440
Ponds at Georgetown	      Ann Arbor, MI	          134 	         (a)	         174,879 		     118,649 	    1,812,662 		   24,481
                                                                          -----------   ------------   ------------   ---------
				                                                                     $ 2,365,503   $  1,959,291	  $ 35,729,672		 $ 543,284
																                                                          ===========   ============   ============   =========

                               Gross Amount at December 31, 1995
                           -----------------------------------------
                                          Buildings,
                                        Improvements                                                                 Life on
                                        and Personal                   Accumulated			                                  Which
						                           Land       Property          Total	  Depreciation	        Date of	      Date   Depreciation
Property	                         (d)	           (e)	   (d) and (e)	           (f)	   Construction	  Acquired	   is Computed
------------------------   -----------   ------------   ------------   ------------   ------------   --------   ------------
Waterman's Crossing	      $ 1,122,322 	 $  9,431,060 	 $ 10,553,382 	 $  2,759,468 	      1987	         N/A	     5-40 years
Fox Hollow	 	                 272,215 	    6,116,107 	    6,388,322 	    1,626,177 	      1988	         N/A	     5-40 years
Highland Park	 	              208,403 	    8,556,267 	    8,764,670 	    1,717,186 	      1988	         N/A	     5-40 years
Bluff Ridge	 	                203,050 	    3,387,519 	    3,590,569 	      672,769 	      1988	         N/A	     5-40 years
Misty Springs		               741,587 	    3,230,348 	    3,971,935 	      917,659       	1988	         N/A	     5-40 years
Water's Edge	 	               371,215 	    4,826,986 	    5,198,201 	      918,451 	      1988	         N/A	     5-40 years
Ponds at Georgetown		         174,879 	    1,955,792      2,130,671 	      427,597 	      1989	         N/A	     5-40 years
                           -----------   ------------   ------------   ------------
				                      $ 3,093,671	  $ 37,504,079	  $ 40,597,750	  $  9,039,307
																           ===========   ============   ============   ============

Schedule III

CAPITAL SOURCE L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996

								                                                                                                 Costs Capitalized
					                                                                           Initial Cost			              Subsequent
                            Description			 		                                  to Partnership			           to Acquisition
-----------------------------------------------------------------------   -------------------------   -------------------------
                                                                                   		 				                            Carrying
						                                                                                                        		         Costs
Property	                 Location	          # of Units	   Encumbrances	        Land	 	   Property	    Improvements	 	     (c)
-----------------------   ---------------   ------------   ------------   -----------   ------------   ------------   ---------
Waterman's Crossing	      Newport News, VA	       260 	         (a)	     $   700,000 	 $    893,682 	 $  8,894,510 	 $  65,190
Fox Hollow	               High Point, NC	         184 	         (b)	         272,215 		     499,365 	    5,518,162 		   98,580
Highland Park	            Columbus, OH	           252 	         (a)	          65,799 		      37,792 	    8,591,903 		   69,176
Bluff Ridge	              Jacksonville, NC	       108 	         (a)	         196,050 		      33,281 	    3,272,492 		   77,738
Misty Springs	            Daytona Beach, FL	      128 	         (a)	         710,400 		     351,972 	    2,840,884 		   68,679
Water's Edge	             Lake Villa, IL	         108 	         (a)	         246,160 		      24,550 	    4,805,273 		  139,440
Ponds at Georgetown	      Ann Arbor, MI	          134 	         (a)	         174,879 		     118,649 	    1,812,662 		   24,481
                                                                          -----------   ------------   ------------   ---------
				                                                                     $ 2,365,503   $  1,959,291	  $ 35,735,886		 $ 543,284
																                                                          ===========   ============   ============   =========

                               Gross Amount at December 31, 1996
                           -----------------------------------------
                                          Buildings,
                                        Improvements                                                                 Life on
                                        and Personal                   Accumulated			                                  Which
						                           Land       Property          Total	  Depreciation	        Date of	      Date   Depreciation
Property	                         (d)	           (e)	   (d) and (e)	           (f)	   Construction	  Acquired	   is Computed
------------------------   -----------   ------------   ------------   ------------   ------------   --------   ------------
Waterman's Crossing	      $ 1,122,322 	 $  9,431,060 	 $ 10,553,382 	 $  2,972,902 	      1987	         N/A	     5-40 years
Fox Hollow	 	                 272,215 	    6,116,107 	    6,388,322 	    1,768,704 	      1988	         N/A	     5-40 years
Highland Park	 	              208,403 	    8,556,267 	    8,764,670 	    1,930,147 	      1988	         N/A	     5-40 years
Bluff Ridge	 	                203,050 	    3,376,511 	    3,579,561 	      745,618 	      1988	         N/A	     5-40 years
Misty Springs		               741,587 	    3,230,348 	    3,971,935 	      989,619       	1988	         N/A	     5-40 years
Water's Edge	 	               371,215 	    4,844,208 	    5,215,423 	    1,045,121 	      1988	         N/A	     5-40 years
Ponds at Georgetown		         174,879 	    1,955,792      2,130,671 	      473,525 	      1989	         N/A	     5-40 years
                           -----------   ------------   ------------   ------------
				                      $ 3,093,671	  $ 37,510,293	  $ 40,603,964	  $  9,925,636
																           ===========   ============   ============   ============

Schedule III

CAPITAL SOURCE L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996 and 1995

(a) The Partnership has no encumbrances against this property.  Encumbrances
    recorded by the	operating partnerships are eliminated in the consolidated
    financial statements of the Partnership.
(b) The Partnership has a mortgage obligation which totaled $6,354,657 at December 31, 1996, and $6,392,007 at December 31, 1995. The mortgage obligation is collateralized solely by this property. Pursuant to the terms of a Loan Modification Agreement (LMA) entered into on January 8,
    1996, installments of principal and interest of $49,947 are due monthly with the balance due and payable no later than October 1, 2028.  The mortgage loan bears interest at 8.86%.  The mortgage loan was in compliance with the terms of the LMA as of December 31, 1996.
(c)	Carrying costs include legal fees, appraisal fees, title costs and other related professional fees.
(d)	The aggregate cost for Federal income tax purposes is the same as for financial reporting purposes.
(e)	Reconciliation of Real Estate:

				                                                                              1996		              1995
                                                                        ---------------     ---------------
	    Balance - beginning of year			                                     $   40,597,750 		   $   40,590,539
    	Acquisitions			                                                            12,000 	           	 7,211
     Improvements                                                                5,222                -
    	Disposition of personal property                                          (11,008)       		      -
                                                                        ---------------     ---------------
    	Balance - end of year			                                           $   40,603,964  		  $   40,597,750
                                                                        ===============     ===============

(f)	Reconciliation of Accumulated Depreciation:

				                                                                              1996		              1995
                                                                        ---------------     ---------------
	    Balance - beginning of year			                                     $    9,039,307 		   $    8,142,887
	    Depreciation expense		                                                   	897,337 		          896,420
	    Disposition of personal property                                          (11,008)    	     	    -
                                                                        ---------------     ----------------
    	Balance - end of year			                                           $    9,925,636 	 	  $    9,039,307
                                                                        ===============     ================

	                                 SIGNATURES

	    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


		                                 CAPITAL SOURCE L.P.

		                                 By	America First Capital
			                                   Source I, L.L.C., General
			                                   Partner of the Registrant


	                                 	By	/s/ Michael Thesing
			                                   Michael Thesing,
			                                   Vice President

Date:  March 27, 1997

 	   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.


Date:  March 27, 1997	             By	/s/ Michael B. Yanney*
			                                   Michael B. Yanney,
			                                   Chairman and Chief Executive Officer of
                                      the America First General Partner
                                      (Principal Executive Officer)

                                      Chairman of the Board, President,
                                      Chief Executive Officer and Manager of
                                      America First Companies L.L.C.


Date:  March 27, 1997	             By	/s/ Michael Thesing
			                                   Michael Thesing, Vice
			                                   President, Secretary and
			                                   Treasurer (Principal Financial Officer)
                                      of the America First General Partner

                                      Vice President, Secretary and Treasurer
                                      of America First Companies L.L.C.


Date:  March 27, 1997	             By	/s/ William S. Carter, M.D.
			                                   William S. Carter, M.D.
                                      Manager of America First Companies L.L.C.


Date:  March 27, 1997	             By	/s/ George Kubat
			                                   George Kubat
                                      Manager of America First Companies L.L.C.


Date:  March 27, 1997	             By	/s/ Martin A. Massengale
			                                   Martin A. Massengale
                                      Manager of America First Companies L.L.C.


Date:  March 27, 1997	             By	/s/ Alan Baer
			                                   Alan Baer
                                      Manager of America First Companies L.L.C.


Date:  March 27, 1997	             By	/s/ Gail Walling Yanney
			                                   Gail Walling Yanney
                                      Manager of America First Companies L.L.C.

Date:  March 27, 1997	             By	/s/ Mariann Byerwalter
			                                   Mariann Byerwalter
                                      Manager of America First Companies L.L.C.



*By Michael Thesing,
    Attorney in Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

    	America First Tax-Exempt Mortgage Fund Limited Partnership
    	America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership
    	America First PREP Fund 2 Limited Partnership
    	America First PREP Fund 2 Pension Series Limited Partnership
    	Capital Source L.P.
    	Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                							  /s/ Michael B. Yanney
                                                 							Michael B. Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		   America First Tax-Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                					  /s/ Gail Walling Yanney
                                               							Gail Walling Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		   America First Tax-Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                					  /s/ George Kubat
                                               							George Kubat

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

     America First Tax-Exempt Mortgage Fund Limited Partnership
    	America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership
    	America First PREP Fund 2 Limited Partnership
    	America First PREP Fund 2 Pension Series Limited Partnership
    	Capital Source L.P.
    	Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                				 /s/  Martin A. Massengale
                                                				Martin A. Massengale

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		   America First Tax-Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                  							        /s/ Alan Baer
                                                         							Alan Baer

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		   America First Tax-Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                  			/s/ Mariann Byerwalter
                                                    Mariann Byerwalter