Form 10-Q
period 1997-03-31
CAPITAL SOURCE L P
filed 1997-05-15
CIK 775629

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended March 31, 1997 or

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
CAPITAL SOURCE L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                             Mar. 31, 1997		     Dec. 31, 1996
                                                                                            ---------------     ---------------
Assets
	Investment in real estate:
		Land								                                                                              $    3,093,671	     $    3,093,671
		Buildings								                                                                             35,517,314		        35,517,314
		Personal property								                                                                      1,995,287		         1,992,979
                                                                                            ---------------     ---------------
                                                                                            				40,606,272		        40,603,964
		Less accumulated depreciation								                                                        (10,150,028)		       (9,925,636)
                                                                                            ---------------     ---------------
		Net investment in real estate			                                                              30,456,244		        30,678,328
                                                                                            ---------------     ---------------
	Cash and temporary cash investments, at cost
		which approximates market value (Note 5)							                                               10,340,185		        10,272,497
	Escrow deposits and property reserves 								                                                    784,080		           917,796
	Investment in mortgage-backed securities (Note 5)							                                        1,247,616		         1,327,396
	Interest and other receivables								                                                            231,599		            62,114
	Deferred mortgage issuance costs, net	of accumulated amortization of
  $1,395,771 in 1997 and $1,361,572 in 1996			                                                   2,207,036		         2,241,235
	Other assets								                                                                              729,628		           723,639
                                                                                            ---------------     ---------------
			                                                                                         $   45,996,388	     $   46,223,005
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable and accrued expenses 						                                              $    1,387,683	     $    1,416,730
		Distribution payable (Note 3) 								                                                           860,587		           860,587
		Mortgage loan payable (Note 7)								                                                         6,354,657		         6,354,657
		Due to general partners and their affiliates (Note 4)				                      	               4,053,335		         4,117,105
                                                                                            ---------------     ---------------
				                                                                                            12,656,262		        12,749,079
                                                                                            ---------------     ---------------
	Minority interest 				                                                                            206,411		           222,048
                                                                                            ---------------     ---------------
	Partners' Capital (Deficit)
		General Partners								                                                                        (284,320)		         (283,139)
		Limited Partners ($9.90 per BAC in 1997 and $9.94 in 1996) 		 			                             33,418,035		        33,535,017
                                                                                            ---------------     ---------------
				                                                                                            33,133,715		        33,251,878
                                                                                            ---------------     ---------------
			                                                                                         $   45,996,388	     $   46,223,005
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                   For the		           For the
                                                                                             Quarter Ended		     Quarter Ended
                                                                                             Mar. 31, 1997       Mar. 31, 1996
                                                                                            ---------------     ---------------
Income
	Rental income			                                                                           $    1,827,184	     $    1,766,519
	Mortgage-backed securities income				                                                              24,245		            30,345
	Interest income on temporary cash investments
		and U.S. government securities				                                                               143,363		           128,576
	Other income				                                                                                   90,024		            64,626
                                                                                            ---------------     ---------------
		                                                                                               2,084,816	          1,990,066
                                                                                            ---------------     ---------------
Expenses
	Real estate operating expenses				                                                                819,400		           710,097
	Depreciation 				                                                                                 224,392		           214,597
	Interest expense				                                                                              149,841		           149,841
	General and administrative expenses (Note 4)
		Investor servicing				                                                                            86,137		            75,115
		Professional fees				                                                                             15,850		            18,425
		Other expenses				                                                                                 1,565		             2,124
	Amortization 				                                                                                  34,199		            34,452
                                                                                            ---------------     ---------------
		                                                                                               1,331,384	          1,204,651
                                                                                            ---------------     ---------------
Minority interest in losses of Operating
 Partnerships	                                                                                       4,849                  32
                                                                                            ---------------     ---------------
Net income		                                                                                $      758,281	     $      785,447
                                                                                            ===============     ===============
Net income allocated to:
	General Partners 			                                                                       $        7,583	     $        7,854
	Limited Partners 				                                                                             750,698		           777,593
                                                                                            ---------------     ---------------
 		                                                                                         $      758,281	     $      785,447
                                                                                            ===============     ===============
Net income per BAC				                                                                      $          .22	     $          .23
                                                                                            ===============     ===============

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE QUARTER ENDED MARCH 31, 1997
(UNAUDITED)

                                                                               General  		         Limited
                                                                              Partners  		        Partners    		         Total
                                                                        ---------------     ---------------     ---------------
Partners' Capital (Deficit) (excluding net unrealized holding gain)
 Balance at December 31, 1996		                                         $     (283,554)	    $   33,493,930	     $   33,210,376
 Net income						                                                                7,583		           750,698		           758,281
 Cash distributions paid or accrued (Note 3)						                              (8,606)		         (851,991)		         (860,597)
                                                                        ---------------     ---------------     ---------------
                                                                              (284,577)         33,392,637          33,108,060
                                                                        ---------------     ---------------     ---------------
Net unrealized holding gain
 Balance at December 31, 1996                                                      415              41,087              41,502
 Net change                         						                                        (158)            (15,689)	           (15,847)
                                                                        ---------------     ---------------     ---------------
                                                                                   257              25,398              25,655
                                                                        ---------------     ---------------     ---------------
Balance at March 31, 1997                                               $     (284,320)	    $   33,418,035 	    $   33,133,715
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended  		   Quarter Ended
                                                                                             Mar. 31, 1997  		   Mar. 31, 1996
                                                                                            ---------------     ---------------
Cash flows from operating activities
	Net income                                                                                 $      758,281  	   $      785,447
		Adjustments to reconcile net income to net cash
 			provided by operating activities:
			Depreciation and amortization								                                                           258,591  		         249,049
			Amortization of discount on mortgage-backed and U.S. government securities				                     (707)		           (3,754)
			Minority interest in losses of Operating Partnerships			                                         (4,849)  		            (32)
			Increase in interest and other receivables							                                              (169,485)  		        (96,002)
			Decrease in escrow deposits and property reserves		                                             133,716	             13,905
			Increase in other assets								                                                                (16,777)		         (115,616)
			Increase (decrease) in accounts payable and accrued expenses	                                   (29,047)	            49,299
			Increase (decrease) in due to general partners and their affiliates	                            (63,770)	             1,230
			Decrease in interest payable								                                                               -               (229,745)
                                                                                            ---------------     ---------------
	Net cash provided by operating activities			                                                      865,953  		         653,781
                                                                                            ---------------     ---------------
Cash flows from investing activities
	Principal payments received on mortgage-backed and U.S. government securities				                  64,640		            53,159
	Acquisition of personal property								                                                           (2,308)               (154)
                                                                                            ---------------     ---------------
		Net cash provided by investing activities          			                                            62,332		            53,005
                                                                                            ---------------     ---------------
Cash flow used in financing activity
	Distributions								                                                                            (860,597)		        (860,598)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments			                                   67,688		         (153,812)
Cash and temporary cash investments at beginning of period	 					                               10,272,497  		       8,962,735
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period		                                      $   10,340,185  	   $    8,808,923
                                                                                            ===============     ===============
Supplemental disclosure of cash flow information:
	Cash paid during the period for interest							                                            $      149,841	     $      379,586
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
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

    The consolidated financial statements are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 1997, and results of operations for all periods presented have been made.

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

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

 C)	Investments in Mortgage-Backed Securities
    Investment securities are classified as held-to-maturity, available-for-sale or trading. Investments classified as held-to-maturity are carried at amortized cost. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital. Subsequent increases and decreases in the net unrealized gain/loss on the available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital. The Partnership does not have investment securities classified as trading.

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

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
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

The Operating Partnerships' general partners provide various on-site property development and management services. There were no property development and management fees incurred for the quarter ended March 31, 1997. Unpaid fees, which are non-interest bearing, are included in amounts due to general partners and their affiliates on the accompanying consolidated balance sheets and will be paid as the Operating Partnerships reach specified performance standards or upon sale of the related property.

The General Partners are entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. For the quarter ended March 31, 1997, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during this period.

Amounts due to general partners and their affiliates at March 31, 1997, is comprised of the following:

Unpaid property development and management fees              $      446,782
Operating deficit loans                                           3,606,553
                                                             ---------------
                                                             $    4,053,335
                                                             ===============


Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for 1997 was $122,581. Reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

An affiliate of America First Capital Source I, L.L.C. has been retained to provide property management services for Waterman's Crossing, Misty Springs Apartments, Fox Hollow Apartments and The Ponds at Georgetown (beginning in November 1996). The fees for services provided in 1997, amounted to $45,432, and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

5.	Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at March 31, 1997:

Cash and temporary cash investments					                              $    9,605,261
GNMA Certificates						                                                    1,247,616
                                                                      ---------------
                              					                                   $   10,852,877
                                                                      ===============

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

The reserve account was established to maintain working capital for the Partnership and is available for distribution to BAC Holders and for any contingencies related to Permanent Investments and the operation of the Partnership. The GNMA Certificates mature between 2007 and 2009. At March 31, 1997, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $1,221,961, $25,655 and $1,247,616 respectively.

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

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in Operating Partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership's capital contributions are adjusted to reflect its share of Operating Partnership profits or losses and distributions. The investment in Operating Partnerships represents the Partnership's limited partnership interest in the accumulated deficits of those Operating Partnerships. The parent company only information is provided to more clearly present the Partnership's investment in the Operating Partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all Operating Partnerships were eliminated at March 31, 1997, Partnership capital would increase by $13,087,647 ($3.84 per BAC).

The FHA Loans and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the Operating Partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loans are subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

Parent Company Only
Condensed Balance Sheets

                                                                                             Mar. 31, 1997		     Dec. 31, 1996
                                                                                            ---------------     ---------------
Assets
	Cash and temporary cash investments			                                                     $   10,340,185	     $   10,272,497
	Investment in FHA Loans				                                                                    12,567,687		        12,585,755
	Investment in mortgage-backed securities				                                                   23,831,301		        23,937,795
 Investment in Operating Partnerships				                                                      (13,087,647)		      (13,038,255)
	Interest receivable				                                                                           321,091		           321,760
	Other assets				                                                                                  122,764		           130,969
                                                                                            ---------------     ---------------
                                                                                            $   34,095,381	     $   34,210,521
                                                                                            ===============     ===============
Liabilities and Partners' Capital
	Liabilities
		Accounts payable			                                                                       $      101,079	     $       98,056
		Distributions payable				                                                                        860,587		           860,587
                                                                                            ---------------     ---------------
                                                                                                   961,666		           958,643
	Partners' Capital				                                                                          33,133,715		        33,251,878
                                                                                            ---------------     ---------------
			                                                                                         $   34,095,381    	 $   34,210,521
                                                                                            ===============     ===============

Parent Company Only
Condensed Statements of Income

                                                                                                   For the  	          For the
                                                                                             Quarter Ended		     Quarter Ended
                                                                                     							 Mar. 31, 1997     	 Mar. 31, 1996
                                                                                            ---------------     ---------------
Income
	Mortgage and mortgage-backed securities income			                                          $      794,675    	 $      788,576
	Interest income on temporary cash investments	and U.S. government securities                      133,476		           123,824
	Interest income on mortgage-backed securities	                                                     24,245		            30,345
	Equity in losses of Operating Partnerships				                                                    (74,392)		          (46,862)
	Other income				                                                                                      700		             2,100
                                                                                             --------------     ---------------
                                                                                             				  878,704		           897,983
Expenses
	Operating and administrative				                                                                  120,423		           112,536
                                                                                             --------------     ---------------
Net income			                                                                                $     758,281	     $      785,447
                                                                                             ==============     ===============

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

Parent Company Only
Condensed Statements of Cash Flows

                                                                                       				        For the 	     	     For the
                                                                                      							Quarter Ended      	Quarter Ended
								                                                                                     Mar. 31, 1997		     Mar. 31, 1996
                                                                                            ---------------     ---------------
Cash flows from operating activities
	Net income			                                                                              $      758,281	     $      785,447
	Adjustments to reconcile net income to net cash
		provided by operating activities:
			Equity in losses of Operating Partnerships				                                                   74,392		            46,862
			Amortization				                                                                                 16,872		            16,872
			Amortization of discount on mortgage-backed and U.S. government securities	                        (707)		           (3,754)
			Other non-cash adjustments				                                                                   (4,975)	           (40,891)
                                                                                            ---------------     ---------------
	Net cash provided by operating activities			                                                      843,863		           804,536
                                                                                            ---------------     ---------------
Cash flows from investing activities
	FHA Loan and GNMA Certificate principal payments		 					                                          109,422		            93,995
	Investment in Operating Partnerships								                                                      (25,000)		         (191,745)
                                                                                            ---------------     ---------------
	Net cash provided by (used in) investing activities	                                               84,422 		          (97,750)
                                                                                            ---------------     ---------------
Cash flow used in financing activity
	Distributions				                                                                                (860,597)		         (860,598)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments                                      67,688 		         (153,812)
Cash and temporary cash investments at beginning of period				                                  10,272,497		         8,962,735
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period		                                      $   10,340,185	     $    8,808,923
                                                                                            ===============     ===============

7.	Mortgage Loan Payable

The mortgage collateralized solely by Fox Hollow Apartments provides for interest at 8.86%. Under the terms of a Loan Modification Agreement entered into on January 8, 1996, installments of principal and interest in the amount of $49,947 are due on the first day of each month with the balance of principal and interest due and payable no later than October 1, 2028. The mortgage loan payable of $6,354,657 is recorded on the consolidated balance sheet, since it is no longer eliminated in consolidation. The mortgage is an obligation of the Operating Partnership which owns the property.

8. Subsequent Event

As previously reported, the Ponds at Georgetown is delinquent on its property taxes and a tax sale of the property was scheduled for May 1997. On April 29, 1997, the Partnership funded $53,550 from its reserves to assist the property in paying a portion of its property taxes in order to avoid the tax sale of the property in May 1997. The Partnership continues to explore a number of alternatives with the mortgage holder to determine the best course of action to pursue, including a possible restructuring of the mortgage loan.

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

The FHA Loans, GNMA Certificates and Partnership Equity Investments in Operating Partnerships represent the Partnership's principal assets as shown in the Parent Company Only Financial Information in Note 6 to the financial statements. The parent company information is presented using the equity method of accounting for the investment in Operating Partnerships. Generally accepted accounting principles, however, require that the Partnership's financial statements consolidate the Operating Partnerships, since the Partnership holds a majority ownership in each Operating Partnership and can influence decisions of the general partners in certain circumstances.

The following FHA Loans and GNMA Certificates were owned by the Partnership at March 31, 1997.

                                                       Guaranteed	        Interest	             Maturity		            Carrying
Property Name	                                      or Insured By	            Rate			               Date               		Value
----------------------------------------           ---------------       ----------       ---------------       ---------------
Bluff Ridge Apartments	                                       FHA	           8.72%	           11-15-2028	       $    3,525,876
Highland Park Apartments	                                     FHA	           8.75%	           11-01-2028		           9,041,811
Misty Springs Apartments	                                    GNMA	           8.75%	           06-15-2029		           4,289,492
The Ponds at Georgetown	                                     GNMA	           9.00%	           12-15-2029		           2,242,179
Waterman's Crossing	                                         GNMA	          10.00%	           09-15-2028		          10,963,673
Water's Edge Apartments	                                     GNMA	           8.75%	           12-15-2028		           5,088,341
Pools of single-family mortgages 	                           GNMA	           7.58%(1)      	2008 to 2009		             637,584
Pools of single-family mortgages 	                           GNMA	           7.58%(1)	      2007 to 2008		             610,032
                                                                                                                ---------------
                                                                                                                $   36,398,988
                                                                                                                ===============

(1) Represents yield to the Partnership.

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                                   For the             For the
                                                                                             Quarter Ended		     Quarter Ended
                                                                                             Mar. 31, 1997		     Mar. 31, 1996
                                                                                            ---------------     ---------------
Regular monthly distributions
	Income				                                                                                 $        .2225	     $        .2305
	Return of capital				                                                                               .0300		             .0220
                                                                                            ---------------     ---------------
				                                                                                                 .2525		             .2525
                                                                                            ===============     ===============
Distributions
	Paid out of cash flow							                                                               $        .2525	     $        .2525
                                                                                            ===============     ===============

Regular quarterly distributions to BAC Holders consist primarily of interest received on FHA Loans and GNMA Certificates. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the quarter ended March 31, 1997, a net amount of $98,370 of undistributed cash flow was added to reserves. The total amount held in reserves at March 31, 1997, was $10,852,877 of which $1,247,616 was invested in GNMA Certificates.

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

As previously reported, the Ponds at Georgetown is delinquent on its property taxes and a tax sale of the property was scheduled for May 1997. On April 29, 1997, the Partnership funded $53,550 from its reserves to assist the property in paying a portion of its property taxes in order to avoid the tax sale of the property in May 1997. The Partnership continues to explore a number of alternatives with the mortgage holder to determine the best course of action to pursue, including a possible restructuring of the mortgage loan.

The overall status of the Partnership's other investments has remained relatively constant since December 31, 1996.

The following table shows the occupancy levels of the properties financed by the Partnership at March 31, 1997:

                                                                                                     Number     	   Percentage
                                                                                  Number         	of  Units         	of  Units
Property Name                     	         Location               	           of  Units          	Occupied         	 Occupied
-------------------------------             --------------------             ------------       ------------       ------------
Bluff Ridge Apartments                      Jacksonville, NC        	                108                102	               94%
Fox Hollow Apartments 	                     High Point, NC	                          184	               172	               93%
Highland Park Apartments            	       Columbus, OH              	              252           	    236	               94%
Misty Springs Apartments         	          Daytona Beach, FL               	        128           	    122	               95%
The Ponds at Georgetown                    	Ann Arbor, MI              	             134            	   128	               96%
Waterman's Crossing                      	  Newport News, VA        	                260            	   259	              100%
Water's Edge Apartments                 	   Lake Villa, IL               	           108            	   103	               95%
                                                                            -------------       ------------       ------------
	                                                                                  1,174	             1,122	               96%
                                                                            =============       ============       ============

Results of Operations

The table below compares the results of operations for each period shown.

                                                                               For the		           For the		          Increase
                                                                         Quarter Ended		     Quarter Ended		         (Decrease)
                                                                         Mar. 31, 1997		     Mar. 31, 1996		         From 1996
                                                                        ---------------     ---------------     ---------------
Rental income                                                           $    1,827,184	     $    1,766,519	     $       60,665
Mortgage-backed securities income						                                         24,245              30,345              (6,100)
Interest income on temporary cash investments
	and U.S. government securities                                                143,363		           128,576		            14,787
Other income                                                                    90,024		            64,626		            25,398
                                                                        ---------------     ---------------     ---------------
                                                                             2,084,816		         1,990,066		            94,750
                                                                        ---------------     ---------------     ---------------
Real estate operating expenses			                                              819,400		           710,097		           109,303
Depreciation				                                                               224,392		           214,597		             9,795
Interest expense						                                                         149,841		           149,841		              -
Investor servicing				                                                          86,137		            75,115		            11,022
Professional fees				                                                           15,850		            18,425		            (2,575)
Other expenses				                                                               1,565		             2,124		              (559)
Amortization				                                                                34,199		            34,452		              (253)
                                                                        ---------------     ---------------     ---------------
                                                                             1,331,384		         1,204,651		           126,733
                                                                        ---------------     ---------------     ---------------
Minority interest in losses of Operating Partnerships	                           4,849 	                32		             4,817
                                                                        ---------------     ---------------     ---------------
Net income	                                                             $      758,281	     $      785,447	     $      (27,166)
                                                                        ===============     ===============     ===============

Rental income is recognized net of any vacancy losses and rental concessions offered. Rental income, net of real estate operating expenses, depreciation, and amortization decreased $58,180 for the quarter ended March 31, 1997, compared to the same period in 1996. Rental income increased for the quarter ended March 31, 1997, compared to the same period in 1996, due primarily to a 5% increase in average occupancy at one of the Partnership's properties and increases in rental rates at several of the Partnership's properties. However, the increase in rental income was more than offset by an increase in real estate operating expenses resulting primarily from increases in repairs and maintenance expenses and property improvements.

Mortgage-backed securities income decreased for the quarter ended March 31, 1997, compared to the same period in 1996 due to the continued amortization of the principal balance of the mortgage-backed securities.

Interest income on temporary cash investments and U.S. government securities increased for the quarter ended March 31, 1997, compared to the same period in 1996 due to an increase in the Partnership's cash reserve as additional cash was placed in reserves during 1996 and 1997.

Other income consists primarily of corporate unit rentals, garage rentals, washer/dryer, and vending income generated by the Partnership's properties. Income from such sources increased for the quarter ended March 31, 1997, compared to the same period in 1996, primarily due to an increase in corporate unit rentals.

Investor servicing costs increased for the quarter ended March 31, 1997, compared to the same period in 1996 due to increases in expenses associated with maintaining and providing investors with Partnership information, primarily salaries and related expenses. Professional fees decreased for the quarter ended March 31, 1997, compared to the same period in 1996 primarily due to a decrease in legal fees.

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

Dated:  May 13, 1997         CAPITAL SOURCE L.P.

                              By America First Capital
                                   Source I, L.L.C., General Partner of the
                                   Registrant


                              By /s/ Michael Thesing
                                   Michael Thesing
                                   Vice President and Principal
                                   Financial Officer