Form 10-Q
period 1997-06-30
CAPITAL SOURCE L P
filed 1997-08-14
CIK 775629

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended June 30, 1997 or

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
CAPITAL SOURCE L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                             June 30, 1997		     Dec. 31, 1996
                                                                                            ---------------     ---------------
Assets
	Investment in real estate:
		Land								                                                                              $    3,093,671	     $    3,093,671
		Buildings								                                                                             35,517,314		        35,517,314
		Personal property								                                                                      1,996,492		         1,992,979
                                                                                            ---------------     ---------------
                                                                                            				40,607,477		        40,603,964
		Less accumulated depreciation								                                                        (10,374,421)		       (9,925,636)
                                                                                            ---------------     ---------------
		Net investment in real estate			                                                              30,233,056		        30,678,328
                                                                                            ---------------     ---------------
	Cash and temporary cash investments, at cost
		which approximates market value (Note 5)							                                               10,308,148		        10,272,497
	Escrow deposits and property reserves 								                                                    822,256		           917,796
	Investment in mortgage-backed securities (Note 5)							                                        1,220,024		         1,327,396
	Interest and other receivables								                                                            221,361		            62,114
	Deferred mortgage issuance costs, net	of accumulated amortization of
  $1,429,970 in 1997 and $1,361,572 in 1996			                                                   2,172,837		         2,241,235
	Other assets								                                                                              603,291		           723,639
                                                                                            ---------------     ---------------
			                                                                                         $   45,580,973	     $   46,223,005
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable and accrued expenses 						                                              $    1,295,668	     $    1,416,730
		Distribution payable (Note 3) 								                                                           860,587		           860,587
		Mortgage loan payable (Note 7)								                                                         6,354,657		         6,354,657
		Due to general partners and their affiliates (Note 4)				                      	               4,054,465		         4,117,105
                                                                                            ---------------     ---------------
				                                                                                            12,565,377		        12,749,079
                                                                                            ---------------     ---------------
	Minority interest 				                                                                            201,758		           222,048
                                                                                            ---------------     ---------------
	Partners' Capital (Deficit)
		General Partners								                                                                        (287,519)		         (283,139)
		Limited Partners ($9.81 per BAC in 1997 and $9.94 in 1996) 		 			                             33,101,357		        33,535,017
                                                                                            ---------------     ---------------
				                                                                                            32,813,838		        33,251,878
                                                                                            ---------------     ---------------
			                                                                                         $   45,580,973	     $   46,223,005
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the		           For the         For the Six         For the Six
                                                     Quarter Ended		     Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1997		     June 30, 1996       June 30, 1997       June 30, 1996
                                                    ---------------     ---------------     ---------------     ---------------
Income
	Rental income			                                   $    1,874,301      $    1,758,744      $    3,701,485	     $    3,525,263
	Mortgage-backed securities income				                      23,110              29,371              47,355		            59,716
	Interest on temporary cash investments
		and U.S. government securities				                       141,384             137,734             284,747		           266,310
	Other income				                                           63,082              85,085             153,106		           149,711
                                                    ---------------     ---------------     ---------------     ---------------
		                                                       2,101,877           2,010,934           4,186,693	          4,001,000
                                                    ---------------     ---------------     ---------------     ---------------
Expenses
	Real estate operating expenses				                      1,065,971             933,326           1,885,371		         1,643,423
	Depreciation 				                                         224,393             271,455             448,785		           486,052
	Interest expense				                                      149,841             149,842             299,682		           299,683
	General and administrative expenses (Note 4)
		Investor servicing				                                    86,992              74,324             173,129		           149,439
		Professional fees				                                     14,750              18,993              30,600		            37,418
		Other expenses				                                           707               4,001               2,272		             6,125
	Amortization 				                                          34,199              34,451              68,398		            68,903
                                                    ---------------     ---------------     ---------------     ---------------
		                                                       1,576,853           1,486,392           2,908,237	          2,691,043
                                                    ---------------     ---------------     ---------------     ---------------
Minority interest in losses of Operating
 Partnerships	                                               4,653                 668               9,502	                700
                                                    ---------------     ---------------     ---------------     ---------------
Net income		                                        $      529,677      $      525,210      $    1,287,958	     $    1,310,657
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
	General Partners 			                               $        5,297      $        5,253      $       12,880	     $       13,107
	Limited Partners 				                                     524,380             519,957           1,275,078		         1,297,550
                                                    ---------------     ---------------     ---------------     ---------------
 		                                                 $      529,677      $      525,210      $    1,287,958	     $    1,310,657
                                                    ===============     ===============     ===============     ===============
Net income per BAC				                              $          .16      $          .15      $          .38	     $          .38
                                                    ===============     ===============     ===============     ===============

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 1997
(UNAUDITED)

                                                                               General  		         Limited
                                                                              Partners  		        Partners    		         Total
                                                                        ---------------     ---------------     ---------------
Partners' Capital (Deficit) (excluding net unrealized holding gain)
 Balance at December 31, 1996		                                         $     (283,554)	    $   33,493,930	     $   33,210,376
 Net income						                                                               12,880		         1,275,078		         1,287,958
 Cash distributions paid or accrued (Note 3)						                             (17,212)		       (1,703,982)		       (1,721,194)
                                                                        ---------------     ---------------     ---------------
                                                                              (287,886)         33,065,026          32,777,140
                                                                        ---------------     ---------------     ---------------
Net unrealized holding gain
 Balance at December 31, 1996                                                      415              41,087              41,502
 Net change                         						                                         (48)             (4,756)	            (4,804)
                                                                        ---------------     ---------------     ---------------
                                                                                   367              36,331              36,698
                                                                        ---------------     ---------------     ---------------
Balance at June 30, 1997                                                $     (287,519)	    $   33,101,357 	    $   32,813,838
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               For the Six         For the Six
                                                                                              Months Ended  		    Months Ended
                                                                                             June 30, 1997  		   June 30, 1996
                                                                                            ---------------     ---------------
Cash flows from operating activities
	Net income                                                                                 $    1,287,958  	   $    1,310,657
		Adjustments to reconcile net income to net cash
 			provided by operating activities:
			Depreciation and amortization								                                                           517,183  		         554,955
			Amortization of discount on mortgage-backed and U.S. government securities				                   (1,134)		           (4,988)
			Minority interest in losses of Operating Partnerships			                                         (9,502)  		           (700)
			Increase in interest and other receivables							                                              (159,247)  		       (104,614)
			Decrease in escrow deposits and property reserves		                                              95,540	            104,865
			Decrease (increase) in other assets	                                                            109,560 		          (61,101)
			Increase (decrease) in accounts payable and accrued expenses	                                  (121,062)	            44,975
			Increase (decrease) in due to general partners and their affiliates	                            (62,640)	             2,361
			Decrease in interest payable								                                                               -               (229,745)
                                                                                            ---------------     ---------------
	Net cash provided by operating activities			                                                    1,656,656  		       1,616,665
                                                                                            ---------------     ---------------
Cash flows from investing activities
	Principal payments received on mortgage-backed and U.S. government securities				                 103,702		           166,002
	Acquisition of personal property								                                                           (3,513)             (1,338)
 Maturity of U.S. government securities                                                               -              1,000,000
                                                                                            ---------------     ---------------
		Net cash provided by investing activities          			                                           100,189		         1,164,664
                                                                                            ---------------     ---------------
Cash flow used in financing activity
	Distributions								                                                                          (1,721,194)		       (1,721,194)
                                                                                            ---------------     ---------------
Net increase in cash and temporary cash investments	           		                                   35,651		         1,060,135
Cash and temporary cash investments at beginning of period	 					                               10,272,497  		       8,962,735
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period		                                      $   10,308,148  	   $   10,022,870
                                                                                            ===============     ===============
Supplemental disclosure of cash flow information:
	Cash paid during the period for interest							                                            $      299,682	     $      529,428
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)

1.	Organization

Capital Source L.P. (the Partnership) was formed on August 22, 1985, under the Delaware Revised Uniform Limited Partnership Act. The General Partners of the Partnership are Insured Mortgage Equities Inc. and America First Capital Source I, L.L.C. (the General Partners). On May 16, 1997, America First Companies L.L.C., acquired Insured Mortgage Equities Inc. from Lehman Brothers Inc..

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

    The consolidated financial statements are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 1997, and results of operations for all periods presented have been made.

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

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)

 B) Investment in Real Estate
    The Partnership's investment in real estate is carried at cost less accumulated depreciation. The carrying value of each property does not exceed net realizable value.

 C)	Investments in Mortgage-Backed Securities
    Investment securities are classified as held-to-maturity, available-for-sale or trading. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital. Subsequent increases and decreases in the net unrealized gain/loss on the available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital. The Partnership does not have investment securities classified as held-to-maturity or trading.

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

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
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

The Operating Partnerships' general partners provide various on-site property development and management services. There were no property development and management fees incurred for the six months ended June 30, 1997. Unpaid fees, which are non-interest bearing, are included in amounts due to general partners and their affiliates on the accompanying consolidated balance sheets and will be paid as the Operating Partnerships reach specified performance standards or upon sale of the related property.

The General Partners are entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. For the quarter and six months ended June 30, 1997, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during these periods.

Amounts due to general partners and their affiliates at June 30, 1997, is comprised of the following:

Unpaid property development and management fees              $      447,912
Operating deficit loans                                           3,606,553
                                                             ---------------
                                                             $    4,054,465
                                                             ===============


Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for 1997 was $281,713 ($159,132 for the quarter ended June 30, 1997). Reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

An affiliate of America First Capital Source I, L.L.C. has been retained to provide property management services for Waterman's Crossing, Misty Springs Apartments, Fox Hollow Apartments and The Ponds at Georgetown (beginning in November 1996). The fees for services provided in 1997, amounted to $90,637 ($45,205 for the quarter ended June 30, 1997), and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

5.	Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at June 30, 1997:

Cash and temporary cash investments					                              $    9,612,815
GNMA Certificates						                                                    1,220,024
                                                                      ---------------
                              					                                   $   10,832,839
                                                                      ===============

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)

The reserve account was established to maintain working capital for the Partnership and is available for distribution to BAC Holders and for any contingencies related to Permanent Investments and the operation of the Partnership. The GNMA Certificates mature between 2007 and 2009. At
June 30, 1997, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $1,183,326, $36,698 and $1,220,024 respectively.

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

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in Operating Partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership's capital contributions are adjusted to reflect its share of Operating Partnership profits or losses and distributions. The investment in Operating Partnerships represents the Partnership's limited partnership interest in the accumulated deficits of those Operating Partnerships. The parent company only information is provided to more clearly present the Partnership's investment in the Operating Partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all Operating Partnerships were eliminated at June 30, 1997, Partnership capital would increase by $13,324,361 ($3.91 per BAC).

The FHA Loans and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the Operating Partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loans are subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)

Parent Company Only
Condensed Balance Sheets

                                                                                             June 30, 1997		     Dec. 31, 1996
                                                                                            ---------------     ---------------
Assets
	Cash and temporary cash investments			                                                     $   10,308,148	     $   10,272,497
	Investment in FHA Loans				                                                                    12,549,219		        12,585,755
	Investment in mortgage-backed securities				                                                   23,776,350		        23,937,795
 Investment in Operating Partnerships				                                                      (13,324,361)		      (13,038,255)
	Interest receivable				                                                                           320,050		           321,760
	Other assets				                                                                                  101,974		           130,969
                                                                                            ---------------     ---------------
                                                                                            $   33,731,380	     $   34,210,521
                                                                                            ===============     ===============
Liabilities and Partners' Capital
	Liabilities
		Accounts payable			                                                                       $       56,955	     $       98,056
		Distributions payable				                                                                        860,587		           860,587
                                                                                            ---------------     ---------------
                                                                                                   917,542		           958,643
	Partners' Capital				                                                                          32,813,838		        33,251,878
                                                                                            ---------------     ---------------
			                                                                                         $   33,731,380    	 $   34,210,521
                                                                                            ===============     ===============

Parent Company Only
Condensed Statements of Income

                                                                                               For the Six 	       For the Six
                                                                                              Months Ended		      Months Ended
                                                                                     							 June 30, 1997     	 June 30, 1996
                                                                                            ---------------     ---------------
Income
	Mortgage and mortgage-backed securities income			                                          $    1,573,318    	 $    1,556,210
	Interest income on temporary cash investments	and U.S. government securities                      270,635		           256,973
	Interest income on mortgage-backed securities	                                                     47,355		            59,716
	Equity in losses of Operating Partnerships				                                                   (364,656)		         (339,066)
	Other income				                                                                                    1,050		             3,550
                                                                                             --------------     ---------------
                                                                                             				1,527,702		         1,537,383
Expenses
	Operating and administrative				                                                                  239,744		           226,726
                                                                                             --------------     ---------------
Net income			                                                                                $   1,287,958	     $    1,310,657
                                                                                             ==============     ===============

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)

Parent Company Only
Condensed Statements of Cash Flows

                                                                                       				    For the Six 	     	 For the Six
                                                                                      							 Months Ended      	 Months Ended
								                                                                                     June 30, 1997		     June 30, 1996
                                                                                            ---------------     ---------------
Cash flows from operating activities
	Net income			                                                                              $    1,287,958	     $    1,310,657
	Adjustments to reconcile net income to net cash
		provided by operating activities:
			Equity in losses of Operating Partnerships				                                                  364,656		           339,066
			Amortization				                                                                                 33,744		            33,744
			Amortization of discount on mortgage-backed and U.S. government securities	                      (1,134)		           (4,988)
			Other non-cash adjustments				                                                                  (44,140)	            (6,264)
                                                                                            ---------------     ---------------
	Net cash provided by operating activities			                                                    1,641,084		         1,672,215
                                                                                            ---------------     ---------------
Cash flows from investing activities
	FHA Loan and GNMA Certificate principal payments		 					                                          194,311		           248,626
	Investment in Operating Partnerships								                                                      (78,550)		         (216,745)
 Maturity of U.S. government securities                                                               -              1,000,000
 Distributions received from Operating Partnerships                                                   -                 77,233
                                                                                            ---------------     ---------------
	Net cash provided by investing activities	                                                        115,761 		        1,109,114
                                                                                            ---------------     ---------------
Cash flow used in financing activity
	Distributions				                                                                              (1,721,194)		       (1,721,194)
                                                                                            ---------------     ---------------
Net increase in cash and temporary cash investments                                                 35,651 		        1,060,135
Cash and temporary cash investments at beginning of period				                                  10,272,497		         8,962,735
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period		                                      $   10,308,148	     $   10,022,870
                                                                                            ===============     ===============

7.	Mortgage Loan Payable

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

The following FHA Loans and GNMA Certificates were owned by the Partnership at June 30, 1997.

                                                       Guaranteed	        Interest	             Maturity		            Carrying
Property Name	                                      or Insured By	            Rate			               Date               		Value
----------------------------------------           ---------------       ----------       ---------------       ---------------
Bluff Ridge Apartments	                                       FHA	           8.72%	           11-15-2028	       $    3,520,712
Highland Park Apartments	                                     FHA	           8.75%	           11-01-2028		           9,028,507
Misty Springs Apartments	                                    GNMA	           8.75%	           06-15-2029		           4,283,779
The Ponds at Georgetown	                                     GNMA	           9.00%	           12-15-2029		           2,239,492
Waterman's Crossing	                                         GNMA	          10.00%	           09-15-2028		          10,951,820
Water's Edge Apartments	                                     GNMA	           8.75%	           12-15-2028		           5,081,235
Pools of single-family mortgages 	                           GNMA	           7.58%(1)      	2008 to 2009		             615,429
Pools of single-family mortgages 	                           GNMA	           7.58%(1)	      2007 to 2008		             604,595
                                                                                                                ---------------
                                                                                                                $   36,325,569
                                                                                                                ===============

(1) Represents yield to the Partnership.

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                               For the Six         For the Six
                                                                                              Months Ended		      Months Ended
                                                                                             June 30, 1997		     June 30, 1996
                                                                                            ---------------     ---------------
Regular quarterly distributions
	Income				                                                                                 $        .3779	     $        .3845
	Return of capital				                                                                               .1271		             .1205
                                                                                            ---------------     ---------------
				                                                                                                 .5050		             .5050
                                                                                            ===============     ===============
Distributions
	Paid out of cash flow							                                                               $        .5050	     $        .5050
                                                                                            ===============     ===============

Regular quarterly distributions to BAC Holders consist primarily of interest received on FHA Loans and GNMA Certificates. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the six months ended June 30, 1997, a $159,475 ($61,105 for the quarter ended June 30, 1997) of undistributed cash flow was added to reserves. The total amount held in reserves at June 30, 1997, was $10,832,839 of which $1,220,024 was invested in GNMA Certificates.

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

As previously reported, the Ponds at Georgetown was delinquent on its property taxes and a tax sale of the property was scheduled for May 1997. On April 29, 1997, the Partnership funded $53,550 from its reserves to assist the property in paying a portion of its property taxes in order to avoid the tax sale of the property in May 1997. The Partnership continues to explore a number of alternatives with the mortgage holder to determine the best course of action to pursue, including a possible restructuring of the mortgage loan.

The overall status of the Partnership's other investments has remained relatively constant since March 31, 1997.

The following table shows the occupancy levels of the properties financed by the Partnership at June 30, 1997:

                                                                                                     Number     	   Percentage
                                                                                  Number         	of  Units         	of  Units
Property Name                     	         Location               	           of  Units          	Occupied         	 Occupied
-------------------------------             --------------------             ------------       ------------       ------------
Bluff Ridge Apartments                      Jacksonville, NC        	                108                101	               94%
Fox Hollow Apartments 	                     High Point, NC	                          184	               180	               98%
Highland Park Apartments            	       Columbus, OH              	              252           	    237	               94%
Misty Springs Apartments         	          Daytona Beach, FL               	        128           	    127	               99%
The Ponds at Georgetown                    	Ann Arbor, MI              	             134            	   129	               96%
Waterman's Crossing                      	  Newport News, VA        	                260            	   260	              100%
Water's Edge Apartments                 	   Lake Villa, IL               	           108            	   103	               95%
                                                                            -------------       ------------       ------------
	                                                                                  1,174	             1,137	               97%
                                                                            =============       ============       ============

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                               For the		           For the		          Increase
                                                                         Quarter Ended		     Quarter Ended		         (Decrease)
                                                                         June 30, 1997		     June 30, 1996		         From 1996
                                                                        ---------------     ---------------     ---------------
Rental income                                                           $    1,874,301	     $    1,758,744	     $      115,557
Mortgage-backed securities income						                                         23,110              29,371              (6,261)
Interest income on temporary cash investments
	and U.S. government securities                                                141,384		           137,734		             3,650
Other income                                                                    63,082		            85,085		           (22,003)
                                                                        ---------------     ---------------     ---------------
                                                                             2,101,877		         2,010,934		            90,943
                                                                        ---------------     ---------------     ---------------
Real estate operating expenses			                                            1,065,971		           933,326		           132,645
Depreciation				                                                               224,393		           271,455		           (47,062)
Interest expense						                                                         149,841		           149,842		                (1)
Investor servicing				                                                          86,992		            74,324		            12,668
Professional fees				                                                           14,750		            18,993		            (4,243)
Other expenses				                                                                 707		             4,001		            (3,294)
Amortization				                                                                34,199		            34,451		              (252)
                                                                        ---------------     ---------------     ---------------
                                                                             1,576,853		         1,486,392		            90,461
                                                                        ---------------     ---------------     ---------------
Minority interest in losses of Operating Partnerships	                           4,653 	               668		             3,985
                                                                        ---------------     ---------------     ---------------
Net income	                                                             $      529,677	     $      525,210	     $        4,467
                                                                        ===============     ===============     ===============

                                                                           For the	Six	        For the	Six	          Increase
                                                                          Months Ended		      Months Ended		         (Decrease)
                                                                         June 30, 1997		     June 30, 1996		         From 1996
                                                                        ---------------     ---------------     ---------------
Rental income                                                           $    3,701,485	     $    3,525,263	     $      176,222
Mortgage-backed securities income						                                         47,355              59,716             (12,361)
Interest income on temporary cash investments
	and U.S. government securities                                                284,747		           266,310		            18,437
Other income                                                                   153,106		           149,711		             3,395
                                                                        ---------------     ---------------     ---------------
                                                                             4,186,693		         4,001,000		           185,693
                                                                        ---------------     ---------------     ---------------
Real estate operating expenses			                                            1,885,371		         1,643,423		           241,948
Depreciation				                                                               448,785		           486,052		           (37,267)
Interest expense						                                                         299,682		           299,683		                (1)
Investor servicing				                                                         173,129		           149,439		            23,690
Professional fees				                                                           30,600		            37,418		            (6,818)
Other expenses				                                                               2,272		             6,125		            (3,853)
Amortization				                                                                68,398		            68,903		              (505)
                                                                        ---------------     ---------------     ---------------
                                                                             2,908,237		         2,691,043		           217,194
                                                                        ---------------     ---------------     ---------------
Minority interest in losses of Operating Partnerships	                           9,502 	               700		             8,802
                                                                        ---------------     ---------------     ---------------
Net income	                                                             $    1,287,958	     $    1,310,657	     $      (22,699)
                                                                        ===============     ===============     ===============

Rental income is recognized net of any vacancy losses and rental concessions offered. Rental income, net of real estate operating expenses, depreciation, and amortization increased $30,226 for the quarter ended June 30, 1997, compared to the same period in 1996, and decreased $27,954 for the six months ended June 30, 1997, compared to the same period in 1996. Rental income increased for the quarter and six months ended June 30, 1997, compared to the same periods in 1996, due primarily to an overall increase in average occupancy and rental rate increases in certain markets. Real estate operating expenses increased for the quarter and six months ended June 30, 1997, compared to the same periods in 1996, and more than offset the increase in rental income. Real estate operating expenses increased primarily due to increases in repairs and maintenance expenses and property improvements.

Mortgage-backed securities income decreased for the quarter and six months ended June 30, 1997, compared to the same periods in 1996 due to the continued amortization of the principal balance of the mortgage-backed securities.

Interest income on temporary cash investments and U.S. government securities increased for the quarter and six months ended June 30, 1997, compared to the same periods in 1996 due to an increase in the Partnership's cash reserve as additional cash was placed in reserves during 1996 and 1997.

Other income consists primarily of corporate unit rentals, garage rentals, washer/dryer, and vending income generated by the Partnership's properties. Income from such sources decreased for the quarter ended June 30, 1997, compared to the same period in 1996, primarily due to a decrease in corporate unit rentals. Other income increased for the six months ended June 30, 1997, compared to the same period in 1996, primarily due to an increase in corporate unit rentals.

Investor servicing costs increased for the quarter and six months ended June 30, 1997, compared to the same periods in 1996, due to increases in expenses associated with maintaining and providing investors with Partnership information, primarily salaries and related expenses. Professional fees decreased for the quarter and six months ended June 30, 1997, compared to the same periods in 1996, primarily due to a decrease in legal fees. Other expenses decreased for the quarter and six months ended June 30, 1997, compared to the same periods in 1996, due primarily to a decrease in travel expenses.

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

Dated:  August 13, 1997       CAPITAL SOURCE L.P.

                              By America First Capital
                                   Source I, L.L.C., General Partner of the
                                   Registrant


                              By /s/ Michael Thesing
                                   Michael Thesing
                                   Vice President and Principal
                                   Financial Officer