Form 10-Q
period 1997-09-30
CAPITAL SOURCE L P
filed 1997-11-14
CIK 775629

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended September 30, 1997 or

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
CAPITAL SOURCE L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                                                            Sept. 30, 1997		     Dec. 31, 1996
                                                                                            ---------------     ---------------
Assets
	Investment in real estate:
		Land								                                                                              $    3,093,671    		$    3,093,671
		Buildings								                                                                             35,517,314		        35,517,314
		Personal property								                                                                      1,998,298		         1,992,979
                                                                                            ---------------     ---------------
                                                                                            			 40,609,283		        40,603,964
		Less accumulated depreciation								                                                        (10,598,813)      		 (9,925,636)
                                                                                            ---------------     ---------------
		Net investment in real estate			                                                              30,010,470     		   30,678,328
                                                                                            ---------------     ---------------
	Cash and temporary cash investments, at cost
		which approximates market value (Note 5)							                                               10,412,534          10,272,497
	Escrow deposits and property reserves 		                                                          816,353             917,796
	Investment in mortgage-backed securities (Note 5)							                                        1,145,376 	         1,327,396
	Interest and other receivables								                                                            186,938		            62,114
	Deferred mortgage issuance costs, net	of accumulated amortization of
  $1,429,970 in 1997 and $1,361,572 in 1996			                                                   2,138,638		         2,241,235
	Other assets								                                                                              537,389		           723,639
                                                                                            ---------------     ---------------
			                                                                                         $   45,247,698      $   46,223,005
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable and accrued expenses 						                                              $    1,224,085      $    1,416,730
		Distribution payable (Note 3) 								                                                           860,587		           860,587
		Mortgage loan payable (Note 7)								                                                         6,354,657		         6,354,657
		Due to general partners and their affiliates (Note 4)				                      	               4,012,596		         4,117,105
                                                                                            ---------------     ---------------
				                                                                                            12,451,925 	        12,749,079
                                                                                            ---------------     ---------------
	Minority interest 				                                                                            196,962		           222,048
                                                                                            ---------------     ---------------
	Partners' Capital (Deficit)
		General Partners								                                                                        (289,670)		         (283,139)
		Limited Partners ($9.75 per BAC in 1997 and $9.94 in 1996) 		 			                             32,888,481 	        33,535,017
                                                                                            ---------------     ---------------
				                                                                                            32,598,811		        33,251,878
                                                                                            ---------------     ---------------
			                                                                                         $   45,247,698	     $   46,223,005
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the		           For the        For the Nine        For the Nine
                                                     Quarter Ended		     Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1997		    Sept. 30, 1996      Sept. 30, 1997      Sept. 30, 1996
                                                    ---------------     ---------------     ---------------     ---------------
Income
	Rental income			                                   $    1,893,387      $    1,799,583      $    5,594,872      $    5,324,846
	Mortgage-backed securities income				                      22,336              27,048              69,691 	            86,764
	Interest on temporary cash investments
		and U.S. government securities				                       146,980             136,214             431,727 	           402,524
	Other income				                                          120,892             107,018             273,998 	           256,729
                                                    ---------------     ---------------     ---------------     ---------------
		                                                       2,183,595           2,069,863           6,370,288	          6,070,863
                                                    ---------------     ---------------     ---------------     ---------------
Expenses
	Real estate operating expenses				                      1,027,738             977,206           2,913,109 	         2,620,629
	Depreciation 				                                         224,392             157,737             673,177		           643,789
	Interest expense				                                      142,445             149,841             442,127		           449,524
	General and administrative expenses (Note 4)
		Investor servicing				                                    96,904              75,622             270,033		           225,061
		Professional fees				                                     14,750              17,346              45,350		            54,764
		Other expenses				                                        10,435               2,950              12,707 	             9,075
	Amortization 				                                          34,199              35,399             102,597             104,302
                                                    ---------------     ---------------     ---------------     ---------------
		                                                       1,550,863           1,416,101           4,459,100           4,107,144
                                                    ---------------     ---------------     ---------------     ---------------
Minority interest in losses of Operating
 Partnerships	                                               4,796                 806              14,298               1,506
                                                    ---------------     ---------------     ---------------     ---------------
Net income		                                        $      637,528      $      654,568      $    1,925,486	     $    1,965,225
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
	General Partners 			                               $        6,375      $        6,545      $       19,255      $       19,652
	Limited Partners 				                                     631,153             648,023           1,906,231		         1,945,573
                                                    ---------------     ---------------     ---------------     ---------------
 		                                                 $      637,528      $      654,568      $    1,925,486	     $    1,965,225
                                                    ===============     ===============     ===============     ===============
Net income per BAC				                              $          .18      $          .20      $          .56	     $          .58
                                                    ===============     ===============     ===============     ===============

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
(UNAUDITED)

                                                                               General  		         Limited
                                                                              Partners  		        Partners    		         Total
                                                                        ---------------     ---------------     ---------------
Partners' Capital (Deficit) (excluding net unrealized holding gain)
 Balance at December 31, 1996		                                         $     (283,554)	    $   33,493,930	     $   33,210,376
 Net income						                                                               19,255    		     1,906,231           1,925,486
 Cash distributions paid or accrued (Note 3)						                             (25,818) 		      (2,555,973)         (2,581,791)
                                                                        ---------------     ---------------     ---------------
                                                                              (290,117)         32,844,188          32,554,071
                                                                        ---------------     ---------------     ---------------
Net unrealized holding gain
 Balance at December 31, 1996                                                      415              41,087              41,502
 Net change                         						                                          32         	     3,206               3,238
                                                                        ---------------     ---------------     ---------------
                                                                                   447              44,293              44,740
                                                                        ---------------     ---------------     ---------------
Balance at September 30, 1997                                           $     (289,670)	    $   32,888,481      $   32,598,811
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended  		    Months Ended
                                                                                            Sept. 30, 1997  		  Sept. 30, 1996
                                                                                            ---------------     ---------------
Cash flows from operating activities
	Net income                                                                                 $    1,925,486  	   $    1,965,225
		Adjustments to reconcile net income to net cash
 			provided by operating activities:
			Depreciation and amortization								                                                           775,774  		         748,091
			Amortization of discount on mortgage-backed and U.S. government securities				                   (2,049)		           (5,995)
			Minority interest in losses of Operating Partnerships			                                        (14,298)  		         (1,506)
			Increase in interest and other receivables							                                              (124,824)  		       (108,757)
			Decrease in escrow deposits and property reserves		                                             101,443             112,709
			Decrease (increase) in other assets	                                                            175,462 		          (42,185)
			Increase (decrease) in accounts payable and accrued expenses	                                  (192,645)	            76,268
			Increase (decrease) in due to general partners and their affiliates	                           (104,509)	             3,491
			Decrease in interest payable								                                                               -               (229,745)
                                                                                            ---------------     ---------------
	Net cash provided by operating activities			                                                    2,539,840  		       2,517,596
                                                                                            ---------------     ---------------
Cash flows from investing activities
	Principal payments received on mortgage-backed and U.S. government securities				                 187,307             258,067
	Acquisition of personal property								                                                           (5,319)             (2,936)
 Maturity of U.S. government securities                                                               -              1,000,000
                                                                                            ---------------     ---------------
		Net cash provided by investing activities          			                                           181,988		         1,255,131
                                                                                            ---------------     ---------------
Cash flow used in financing activity
	Distributions								                                                                          (2,581,791)		       (2,581,792)
                                                                                            ---------------     ---------------
Net increase in cash and temporary cash investments	           		                                  140,037		         1,190,935
Cash and temporary cash investments at beginning of period	 					                               10,272,497  		       8,962,735
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period		                                      $   10,412,534  	   $   10,153,670
                                                                                            ===============     ===============
Supplemental disclosure of cash flow information:
	Cash paid during the period for interest							                                            $      442,127      $      679,269
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

1.	Organization

Capital Source L.P. (the Partnership) was formed on August 22, 1985, under the Delaware Revised Uniform Limited Partnership Act. The General Partners of the Partnership are Insured Mortgage Equities, Inc. and America First Capital Source I L.L.C. (the General Partners).

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

    The consolidated financial statements are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 1997 and results of operations for all periods presented have been made.

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

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

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

 E) Revenue Recognition
    The Operating Partnerships lease multifamily rental units under operating leases with terms of one year or less. Rental revenue is recognized as earned, net of any vacancy losses and rental concessions offered.

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

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
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

The Operating Partnerships' general partners provide various on-site property development and management services. There were no property development and management fees incurred for the nine months ended September 30, 1997. Unpaid fees, which are non-interest bearing, are included in amounts due to general partners and their affiliates on the accompanying consolidated balance sheets and will be paid as the Operating Partnerships reach specified performance standards or upon sale of the related property.

The General Partners are entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. For the quarter and nine months ended September 30, 1997, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during these periods.

Amounts due to general partners and their affiliates at September 30, 1997, is comprised of the following:

Unpaid property development and management fees              $      449,043
Operating deficit loans                                           3,563,553
                                                             ---------------
                                                             $    4,012,596
                                                             ===============


Substantially all of the Partnership's general and administrative expenses are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for 1997 was $373,919 ($92,206 for the quarter ended September 30, 1997). Reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

An affiliate of America First Capital Source I, L.L.C. has been retained to provide property management services for Waterman's Crossing, Misty Springs Apartments, Fox Hollow Apartments and The Ponds at Georgetown (beginning in November 1996). The fees for services provided in 1997, amounted to $136,635 ($45,998 for the quarter ended September 30, 1997), and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

5.	Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at September 30, 1997:

Cash and temporary cash investments					                              $    9,768,972
GNMA Certificates						                                                    1,145,376
                                                                      ---------------
                              					                                   $   10,914,348
                                                                      ===============

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

The reserve account was established to maintain working capital for the Partnership and is available for distribution to BAC Holders and for any contingencies related to Permanent Investments and the operation of the Partnership. The GNMA Certificates mature between 2007 and 2009. At September 30, 1997, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $1,100,636, $44,740 and $1,145,376 respectively.

6.	Parent Company Only Financial Information

Generally accepted accounting principles require that the Partnership's financial statements consolidate the Operating Partnerships since the Partnership holds a majority ownership interest and, through CS Properties I, Inc., can influence the decisions of the general partners in certain circumstances. In the consolidated financial statements, the Partnership's investment in FHA Loans and GNMA Certificates is eliminated against the related mortgage payable recorded by the Operating Partnership. If a mortgage loan goes into default and is foreclosed upon by FHA or GNMA, the respective agency may, at their discretion, repay the FHA Loan or the GNMA Certificate. If this occurs, the Partnership's investment in the Operating Partnership would be eliminated, resulting in the recognition of a gain on the Partnership's financial statements. This arises because consolidation accounting does not allow the Partnership to stop recording losses from the Operating Partnerships when the net investment is reduced to zero.

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in Operating Partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership's capital contributions are adjusted to reflect its share of Operating Partnership profits or losses and distributions. The investment in Operating Partnerships represents the Partnership's limited partnership interest in the accumulated deficits of those Operating Partnerships. The parent company only information is provided to more clearly present the Partnership's investment in the Operating Partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all Operating Partnerships were eliminated at September 30, 1997, Partnership capital would increase by $13,495,037 ($3.96 per BAC).

The FHA Loans and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the Operating Partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loans are subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

Parent Company Only
Condensed Balance Sheets

                                                                                            Sept. 30, 1997		     Dec. 31, 1996
                                                                                            ---------------     ---------------
Assets
	Cash and temporary cash investments			                                                     $   10,412,534      $   10,272,497
	Investment in FHA Loans				                                                                    12,530,341		        12,585,755
	Investment in mortgage-backed securities				                                                   23,673,684		        23,937,795
 Investment in Operating Partnerships				                                                      (13,495,037)		      (13,038,255)
	Interest receivable				                                                                           319,690		           321,760
	Other assets				                                                                                   76,704		           130,969
                                                                                            ---------------     ---------------
                                                                                            $   33,517,916	     $   34,210,521
                                                                                            ===============     ===============
Liabilities and Partners' Capital
	Liabilities
		Accounts payable			                                                                       $       58,518	     $       98,056
		Distributions payable				                                                                        860,587		           860,587
                                                                                            ---------------     ---------------
                                                                                                   919,105		           958,643
	Partners' Capital				                                                                          32,598,811 	        33,251,878
                                                                                            ---------------     ---------------
			                                                                                         $   33,517,916    	 $   34,210,521
                                                                                            ===============     ===============

Parent Company Only
Condensed Statements of Income

                                                                                              For the Nine 	      For the Nine
                                                                                              Months Ended		      Months Ended
                                                                                     						 Sept. 30, 1997    	 Sept. 30, 1996
                                                                                            ---------------     ---------------
Income
	Mortgage and mortgage-backed securities income			                                          $    2,355,904    	 $    2,362,880
	Interest income on temporary cash investments	and U.S. government securities                      411,494		           389,440
	Interest income on mortgage-backed securities	                                                     69,691 	            86,764
	Equity in losses of Operating Partnerships				                                                   (535,332)		         (541,943)
	Other income				                                                                                    2,434		             7,600
                                                                                             --------------     ---------------
                                                                                             				2,304,191		         2,304,741
Expenses
	Operating and administrative				                                                                  378,705 	           339,516
                                                                                             --------------     ---------------
Net income			                                                                                $   1,925,486	     $    1,965,225
                                                                                             ==============     ===============

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

Parent Company Only
Condensed Statements of Cash Flows

                                                                                       				   For the Nine 	    	 For the Nine
                                                                                      							 Months Ended      	 Months Ended
								                                                                                    Sept. 30, 1997		    Sept. 30, 1996
                                                                                            ---------------     ---------------
Cash flows from operating activities
	Net income			                                                                              $    1,925,486	     $    1,965,225
	Adjustments to reconcile net income to net cash
		provided by operating activities:
			Equity in losses of Operating Partnerships				                                                  535,332             541,943
			Amortization				                                                                                 50,616		            50,616
			Amortization of discount on mortgage-backed and U.S. government securities	                      (2,049)		           (5,995)
			Other non-cash adjustments				                                                                  (33,819)	             6,996
                                                                                            ---------------     ---------------
	Net cash provided by operating activities			                                                    2,475,566 	         2,558,785
                                                                                            ---------------     ---------------
Cash flows from investing activities
	FHA Loan and GNMA Certificate principal payments		 					                                          324,812		           383,454
	Investment in Operating Partnerships								                                                      (78,550)		         (246,745)
 Maturity of U.S. government securities                                                               -              1,000,000
 Distributions received from Operating Partnerships                                                   -                 77,233
                                                                                            ---------------     ---------------
	Net cash provided by investing activities	                                                        246,262 		        1,213,942
                                                                                            ---------------     ---------------
Cash flow used in financing activity
	Distributions				                                                                              (2,581,791) 	       (2,581,792)
                                                                                            ---------------     ---------------
Net increase in cash and temporary cash investments                                                140,037 		        1,190,935
Cash and temporary cash investments at beginning of period				                                  10,272,497		         8,962,735
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period		                                      $   10,412,534	     $   10,153,670
                                                                                            ===============     ===============

7.	Mortgage Loan Payable

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

The following FHA Loans and GNMA Certificates were owned by the Partnership at September 30, 1997.

                                                       Guaranteed	        Interest	             Maturity		            Carrying
Property Name	                                      or Insured By	            Rate			               Date               		Value
----------------------------------------           ---------------       ----------       ---------------       ---------------
Bluff Ridge Apartments	                                       FHA	           8.72%	           11-15-2028	       $    3,515,432
Highland Park Apartments	                                     FHA	           8.75%	           11-01-2028		           9,014,909
Misty Springs Apartments	                                    GNMA	           8.75%	           06-15-2029		           4,277,939
The Ponds at Georgetown	                                     GNMA	           9.00%	           12-15-2029		           2,236,741
Waterman's Crossing	                                         GNMA	          10.00%	           09-15-2028		          10,939,659
Water's Edge Apartments	                                     GNMA	           8.75%	           12-15-2028		           5,073,969
Pools of single-family mortgages 	                           GNMA	           7.58%(1)      	2008 to 2009		             562,722
Pools of single-family mortgages 	                           GNMA	           7.58%(1)	      2007 to 2008		             582,654
                                                                                                                ---------------
                                                                                                                $   36,204,025
                                                                                                                ===============

(1) Represents yield to the Partnership.

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended		      Months Ended
                                                                                            Sept. 30, 1997		    Sept. 30, 1996
                                                                                            ---------------     ---------------
Regular quarterly distributions
	Income				                                                                                 $        .5649 	    $        .5766
	Return of capital				                                                                               .1926		             .1809
                                                                                            ---------------     ---------------
				                                                                                                 .7575		             .7575
                                                                                            ===============     ===============
Distributions
	Paid out of cash flow							                                                               $        .7575      $        .7575
                                                                                            ===============     ===============

Regular quarterly distributions to BAC Holders consist primarily of interest received on FHA Loans and GNMA Certificates. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the nine months ended September 30, 1997, $254,455 ($94,980 for the quarter ended September 30, 1997) of undistributed cash flow was added to reserves. The total amount held in reserves at September 30, 1997, was $10,914,348 of which $1,145,376 was invested in GNMA Certificates.

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

The overall status of the Partnership's investments has remained relatively constant since June 30, 1997.

The following table shows the occupancy levels of the properties financed by the Partnership at September 30, 1997:

                                                                                                     Number     	   Percentage
                                                                                  Number         	of  Units         	of  Units
Property Name                     	         Location               	           of  Units          	Occupied         	 Occupied
-------------------------------             --------------------             ------------       ------------       ------------
Bluff Ridge Apartments                      Jacksonville, NC        	                108                106	               98%
Fox Hollow Apartments 	                     High Point, NC	                          184	               180	               98%
Highland Park Apartments            	       Columbus, OH              	              252           	    241	               96%
Misty Springs Apartments         	          Daytona Beach, FL               	        128           	    126	               98%
The Ponds at Georgetown                    	Ann Arbor, MI              	             134            	   132	               99%
Waterman's Crossing                      	  Newport News, VA        	                260            	   251	               97%
Water's Edge Apartments                 	   Lake Villa, IL               	           108            	   103	               95%
                                                                            -------------       ------------       ------------
	                                                                                  1,174	             1,139	               97%
                                                                            =============       ============       ============

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                               For the		           For the		          Increase
                                                                         Quarter Ended		     Quarter Ended		         (Decrease)
                                                                        Sept. 30, 1997		    Sept. 30, 1996		         From 1996
                                                                        ---------------     ---------------     ---------------
Rental income                                                           $    1,893,387      $    1,799,583     $        93,804
Mortgage-backed securities income						                                         22,336              27,048              (4,712)
Interest income on temporary cash investments
	and U.S. government securities                                                146,980             136,214		            10,766
Other income                                                                   120,892             107,018	             13,874
                                                                        ---------------     ---------------     ---------------
                                                                             2,183,595		         2,069,863		           113,732
                                                                        ---------------     ---------------     ---------------
Real estate operating expenses			                                            1,027,738 	           977,206		            50,532
Depreciation				                                                               224,392		           157,737	             66,655
Interest expense						                                                         142,445 	           149,841		            (7,396)
Investor servicing				                                                          96,904  	           75,622		            21,282
Professional fees				                                                           14,750 		           17,346		            (2,596)
Other expenses				                                                              10,435 		            2,950		             7,485
Amortization				                                                                34,199 		           35,399              (1,200)
                                                                        ---------------     ---------------     ---------------
                                                                             1,550,863		         1,416,101		           134,762
                                                                        ---------------     ---------------     ---------------
Minority interest in losses of Operating Partnerships	                           4,796 	               806		             3,990
                                                                        ---------------     ---------------     ---------------
Net income	                                                             $      637,528	     $      654,568	     $      (17,040)
                                                                        ===============     ===============     ===============

                                                                          For the	Nine	       For the	Nine	           Increase
                                                                          Months Ended		      Months Ended		         (Decrease)
                                                                        Sept. 30, 1997		    Sept. 30, 1996		         From 1996
                                                                        ---------------     ---------------     ---------------
Rental income                                                           $    5,594,872 	    $    5,324,846	     $      270,026
Mortgage-backed securities income						                                         69,691              86,764             (17,073)
Interest income on temporary cash investments
	and U.S. government securities                                                431,727		           402,524		            29,203
Other income                                                                   273,998		           256,729		            17,269
                                                                        ---------------     ---------------     ---------------
                                                                             6,370,288 	         6,070,863		           299,425
                                                                        ---------------     ---------------     ---------------
Real estate operating expenses			                                            2,913,109 	         2,620,629		           292,480
Depreciation				                                                               673,177		           643,789		            29,388
Interest expense						                                                         442,127		           449,524		            (7,397)
Investor servicing				                                                         270,033 	           225,061		            44,972
Professional fees				                                                           45,350 	            54,764		            (9,414)
Other expenses				                                                              12,707		             9,075		             3,632
Amortization				                                                               102,597 	           104,302		            (1,705)
                                                                        ---------------     ---------------     ---------------
                                                                             4,459,100           4,107,144		           351,956
                                                                        ---------------     ---------------     ---------------
Minority interest in losses of Operating Partnerships	                          14,298               1,506		            12,792
                                                                        ---------------     ---------------     ---------------
Net income	                                                             $    1,925,486      $    1,965,225     $       (39,739)
                                                                        ===============     ===============     ===============

Rental income is recognized net of any vacancy losses and rental concessions offered. Rental income, net of real estate operating expenses, depreciation, and amortization decreased $22,183 for the quarter ended September 30, 1997, compared to the same period in 1996, and decreased $50,137 for the nine months ended September 30, 1997, compared to the same period in 1996. Rental income increased for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996, due primarily to increases in average occupancy and rental rate increases in certain markets. Real estate operating expenses increased for the quarter and nine months ended June 30, 1997, compared to the same periods in 1996, and, combined with an increase in depreciation expense, more than offset the increase in rental income. Real estate operating expenses increased primarily due to increases in repairs and maintenance expenses and property improvements.

Mortgage-backed securities income decreased for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996 due to the continued amortization of the principal balance of the mortgage-backed securities.

Interest income on temporary cash investments and U.S. government securities increased for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996 due to an increase in the Partnership's cash reserve as additional cash was placed in reserves during 1996 and 1997.

Other income consists primarily of corporate unit rentals, garage rentals, washer/dryer, and vending income generated by the Partnership's properties. Income from such sources increased for the quarter and nine months ended September 30, 1997, compared to the same period in 1996, primarily due to an increase in corporate unit rentals.

Investor servicing costs increased for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996, due to increases in expenses associated with maintaining and providing investors with Partnership information, primarily salaries and related expenses. Professional fees decreased for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996, primarily due to a decrease in legal fees.

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

Dated:  November 13, 1997     CAPITAL SOURCE L.P.

                              By America First Capital
                                   Source I L.L.C., General Partner of the
                                   Registrant


                              By /s/ Michael Thesing
                                   Michael Thesing
                                   Vice President and Principal
                                   Financial Officer