Form 10-K
period 1997-12-31
CAPITAL SOURCE L P
filed 1998-03-31
CIK 775629

FORM 10-K
                     	SECURITIES AND EXCHANGE COMMISSION
                           	WASHINGTON, D.C. 20549
(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1997

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

	                              TABLE OF CONTENTS

	                                                                         Page

	                                   PART I

Item  1. Business	                                                          1
Item  2. Properties	                                                        2
Item  3. Legal Proceedings	                                                 3
Item  4. Submission of Matters to a Vote of Security Holders	               3

	                                   PART II

Item  5. Market for Registrant's Common Equity and Related
         Stockholder Matters	                                               3
Item  6. Selected Financial Data	                                           5
Item  7. Management's Discussion and Analysis of Financial Condition and
	        Results of Operations	                                             5
Item 7A. Quantitative and Qualitative Disclosures About Market Risk        11
Item  8. Financial Statements and Supplementary Data	                      11
Item  9. Changes in and Disagreements With Accountants on Accounting and
	        Financial Disclosure	                                             11

	                                  PART III

Item  10. Directors and Executive Officers of Registrant	                  11
Item  11. Executive Compensation	                                          13
Item  12. Security Ownership of Certain Beneficial Owners and Management	  13
Item  13. Certain Relationships and Related Transactions	                  13

	                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K	 14

SIGNATURES	                                                                31

	                                   PART I

	    Item 1. Business. Capital Source L.P. (the "Registrant" or the "Partnership") was formed in August 1985 under the Delaware Revised Uniform Limited Partnership Act to invest principally in federally-insured mortgages on multifamily housing properties and to acquire, hold, sell, dispose of and otherwise deal with limited partnership interests ("Partnership Equity Investments") in the limited partnerships (the "Operating Partnerships") which construct and operate these properties. The Registrant's investment objectives are to: (i) achieve long-term capital appreciation through increases in the value of the Partnership Equity Investments; (ii) provide quarterly cash distributions to investors; (iii) provide investors with federal income tax deductions that may offset, in part, taxable cash distributions subsequent to the initial closing on Beneficial Assignment Certificates ("BACs") representing a beneficial assignment of limited partnership interests in the Registrant; (iv) provide the potential for increases in cash distributions from income from Operating Partnerships and sale of the multifamily housing properties; and (v) preserve and protect the Registrant's capital. The Partnership originally intended to qualify the BACs for quotation on NASDAQ within 24 to 36 months after it commenced operations in order to make the BACs freely transferable. However, at a Special Meeting of BAC Holders on May 17, 1990, an amendment to the Partnership Agreement was approved to only allow limited transferability of BACs to preserve the tax status of the Partnership and avoid being designated as a "publicly traded partnership".

	    A total of 3,374,222 BACs were sold at $20 per BAC for total capital contributions of $67,484,440 prior to the payment of certain organization and offering costs.

	    The Registrant originally acquired (i) five mortgage-backed securities (the "GNMA Certificates") guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA") collateralized by first mortgage loans on multifamily housing properties located in five states, (ii) three first mortgage loans insured by the Federal Housing Administration (the
"FHA Loans") on multifamily housing properties located in two states and (iii) Partnership Equity Investments in eight limited partnerships which own the multifamily housing properties financed by the GNMA Certificates and the FHA Loans. The Partnership has been repaid by the FHA on one of its first mortgage loans. The Partnership has also been repaid by GNMA on one of its GNMA Certificates. The Partnership no longer holds a Partnership Equity Investment in the Operating Partnership which owned the property collateralizing the repaid GNMA Certificate. Collectively, the remaining GNMA Certificates, the FHA Loans and the Partnership Equity Investments are referred to as the "Permanent Investments." A description of the properties financed by the Registrant at December 31, 1997, appears in Item 7 hereof.
The Partnership has also invested amounts held in its reserve account in certain GNMA securities backed by pools of single-family mortgages ("Reserve Investments").

     While principal of and interest on the GNMA Certificates and the FHA Loan are ultimately guaranteed by the United States government, the amount of cash distributions received by the Registrant from the Partnership Equity Investments is a function of the net rental revenues generated by the properties owned by the Operating Partnerships. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rate and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

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

     The Registrant is engaged solely in the business of owning mortgages and holding equity interests in real estate limited partnerships. Accordingly, the presentation of information about industry segments is not applicable and would not be material to an understanding of the Registrant's business taken as a whole.

	    The Registrant has one employee.  In addition to this employee, certain services are provided to the Registrant by employees of an affiliate of the managing general partner of the Registrant, and the Registrant reimburses such affiliate for such services at cost.  The Registrant is not charged and does not reimburse for the services performed by managers and officers of the managing general partner of the Registrant.

	    Item 2.  Properties.  The Registrant does not directly own or lease any physical properties.  However, by virtue of its interest in the Partnership
Equity Investments in the Operating Partnerships, the Registrant indirectly owns up to a 99% interest in six multifamily apartment projects.  In addition, the Registrant owns a 30.29% interest in another multifamily apartment project known as The Ponds at Georgetown.  The multifamily apartment projects are described in the following table:

                                                                        Average
                                                         Number     Square Feet            Federal
Property Name                  Location                of Units        Per Unit          Tax Basis
--------------------------     -------------------     --------     -----------     ---------------
Bluff Ridge Apartments         Jacksonville, NC            108             873      $    2,899,397
Fox Hollow Apartments          High Point, NC              184             877           4,523,121
Highland Park Apartments       Columbus, OH                252             891           5,956,332
Misty Springs Apartments       Daytona Beach, FL           128             786           3,195,303
The Ponds at Georgetown        Ann Arbor, MI               134           1,002           5,565,607
Waterman's Crossing            Newport News, VA            260             944           7,814,935
Water's Edge Apartments        Lake Villa, IL              108             814           4,243,159
                                                       --------                     ---------------
                                                         1,174                      $   34,197,854
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

     The average annual occupancy rate and average effective rental rate per unit for each of the properties for each of the last five years are listed in the following table:

                                                1997         1996         1995         1994         1993
                                           ----------   ----------   ----------   ----------   ----------
BLUFF RIDGE APARTMENTS
Average Occupancy Rate                           96%           94%           94%          92%          94%
Average Effective Annual Rental Per Unit      $6,258        $5,792        $5,755       $5,622       $5,623

FOX HOLLOW APARTMENTS
Average Occupancy Rate                           96%           95%           97%          97%          96%
Average Effective Annual Rental Per Unit      $6,482        $6,360        $6,176       $6,102       $5,687

HIGHLAND PARK APARTMENTS
Average Occupancy Rate                           93%           95%           97%          97%          96%
Average Effective Annual Rental Per Unit      $6,333        $6,171        $6,071       $5,974       $5,701

MISTY SPRINGS APARTMENTS
Average Occupancy Rate                            98%          94%           97%          97%          93%
Average Effective Annual Rental Per Unit       $6,101       $5,574        $5,809       $5,589       $5,129

THE PONDS AT GEORGETOWN
Average Occupancy Rate                            97%          95%           95%          95%          90%
Average Effective Annual Rental Per Unit       $9,883       $9,515        $9,174       $8,955       $8,398

WATERMAN'S CROSSING
Average Occupancy Rate                            98%          96%           95%          96%          95%
Average Effective Annual Rental Per Unit       $7,207       $6,841        $6,737       $6,580       $6,436

WATER'S EDGE APARTMENTS
Average Occupancy Rate                            96%          91%           97%          98%          94%
Average Effective Annual Rental Per Unit       $8,723       $8,169        $8,559       $8,123       $7,786

     In the opinion of the Partnership's management, each of the properties is adequately covered by insurance. For additional information concerning the properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 to the Partnership's Financial Statements. A discussion of general competitive conditions to which these properties are subject is included in Item 1 hereof.

	    Item 3. Legal Proceedings. There are no material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

	    Item 4.  Submission of Matters to a Vote of Security Holders.  No matter was submitted during the fourth quarter of 1997 to a vote of the Registrant's security holders.

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

            In the event the General Partners have reason to believe that a requested sale, transfer or assignment of BACs would cause the Partnership to be characterized as a publicly traded partnership for federal income tax purposes, the General Partners will, pursuant to their powers under Section 5.09 of the Partnership Agreement, refuse to process such requested sale, transfer or assignment unless the General Partners receive an unqualified opinion of Counsel to the effect that such sale, transfer or assignment of BACs, would not cause the Partnership to be characterized as a publicly traded partnership for federal income tax purposes. Neither the General Partners nor the Partnership may be held liable for any losses resulting to a holder of BACs or a purchaser of Units as a result of a requested sale, transfer or assignment of BACs not being processed due to these limitations.

            The foregoing restrictions are intended to prevent the trading volume of BACs from reaching a level that would cause the Partnership to be characterized as a publicly traded partnership under Section 7704 of the Code. In the event the Partnership were characterized as a publicly traded partnership, the Partnership could be subject to entity level taxation. In such event, amounts otherwise distributable to holders of BACs would be used to satisfy federal income tax liabilities of the Partnership and, thus, amounts received by holders of BACs would be less than anticipated.

		          (b)	Investors.  The approximate number of BAC
     Holders on December 31, 1997, was 5,822.

		          (c)	Distributions.  Cash distributions are paid on a quarterly
     basis to the record holders of BACs as of the last day of each month.
     Total cash distributions paid or accrued to BAC Holders during the fiscal years ended December 31, 1997, and December 31, 1996, equaled $3,407,965 each year.  The cash distributions paid per BAC during the fiscal years ended December 31, 1997, and December 31, 1996 were as follows:

                                                       Per BAC
                                           Year Ended            Year Ended
                                       December 31, 1997     December 31, 1996
                                       -----------------     -----------------
              Income                              .7049       $          .7767
              Return of Capital                   .3051                  .2333
                                       -----------------     -----------------
              Total                    $         1.0100       $         1.0100
                                       =================     =================

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same levels in 1998 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Partnership. The information set forth below should be read in conjunction with the Financial Statements and Notes thereto filed in response to Item 8 hereof.

                                                            For the        For the	       For the      	 For the       	For the
		                                                       Year Ended	    Year Ended     Year Ended     Year Ended     Year Ended
                                                      Dec. 31, 1997  Dec. 31, 1996  Dec. 31, 1995  Dec. 31, 1994  Dec. 31, 1993
                                                      -------------  -------------  -------------  -------------  -------------
Rental income	                                        $  7,555,700   $	 7,203,323   $ 	7,210,114  $   7,748,867  $   7,530,940
Mortgage-backed securities income				                       90,320        112,182        132,211 	       77,012           -
Interest on GNMA securities				                               -              -           519,970 	      446,103    	      -
Interest on temporary cash investments and
 U.S. government securities	           			                 583,881        550,599        225,135        159,005        184,042
Other income				                                           252,057        270,132        219,376 	      306,903       	202,831
Unusual item - gain on disposition of
 Falcon Point assets and related liabilities				              -              -              -         2,746,326           -
Expenses (including depreciation)			                    (6,074,328)    (5,573,880)    (5,477,264)    (6,167,516)    (5,437,478)
Minority interest in (income) losses of
 Operating Partnerships			                    	             (5,090)         2,746          2,571        (19,772)         6,889
                                                      -------------  -------------  -------------  -------------  -------------
Income before extraordinary item                         2,402,540      2,565,102      2,832,113      5,296,928      2,487,224
Extraordinary item - gain from forgiveness of
 accrued interest                                             -            82,216           -              -              -
                                          						      -------------  -------------  -------------  -------------  -------------
Net income	                                           $  2,402,540   $  2,647,318   $ 	2,832,113   $  5,296,928   $  2,487,224
						                                                =============  =============  =============  =============  =============
Net income per BAC
 Income before extraordinary item                     $        .70   $        .76   $        .83   $       1.55   $        .73
 Extraordinary item                                           -               .02           -              -              -
                                                      -------------  -------------  -------------  -------------  -------------
Net income, basic and diluted, per BAC                $        .70   $	       .78   $        .83   $       1.55   $        .73
                                          						      =============  =============  =============  =============  =============
Cash distributions per BAC	                           $     1.0100   $	    1.0100   $     1.0100   $     1.0100   $    	2.6825
						                                                =============  =============  =============  =============  =============
Total assets	                                         $ 45,132,930   $	46,223,005   $ 47,193,984   $ 48,103,699	  $ 48,098,722
						                                                =============  =============  =============  =============  =============
Mortgage loan payable	                                $  6,320,076   $	 6,354,657   $  6,392,007   $  6,395,004   $  6,395,004
                                                      =============  =============  =============  =============  =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in five states; (ii) three first mortgage loans insured as to principal and interest by the Federal Housing Administration
(FHA) on multifamily housing properties located in two states; and (iii) Partnership Equity Investments in eight limited partnerships which own the
multifamily properties financed by the GNMA Certificates and FHA Loans.   The
Partnership subsequently received FHA Debentures in payment of the FHA Loan on Fox Hollow Apartments which were paid in full in 1993. In 1994, foreclosure proceedings were initiated on Falcon Point Apartments and, accordingly, the Partnership no longer holds a Partnership Equity Investment in this property. In addition, during 1995, the GNMA Certificate related to Falcon Point Apartments was paid-in-full to the Partnership. Collectively, the remaining GNMA Certificates, FHA Loans and Partnership Equity Investments are referred to as the "Permanent Investments". The Partnership has also invested amounts held in its reserve account in certain GNMA securities backed by pools of single-family mortgages (Reserve Investments). The obligations of GNMA and FHA are backed by the full faith and credit of the United States government.

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

The following FHA Loans and GNMA Certificates were owned by the Partnership at December 31, 1997.

                                                       Guaranteed	       Interest	        Maturity              Carrying
Property Name	                                      or Insured By	       Rate	            Date            	     Value
----------------------------------------           ---------------       ----------       ---------------       ---------------
Bluff Ridge Apartments	                             FHA	                  8.72%	          11-15-2028	            $   3,510,035
Highland Park Apartments	                           FHA	                  8.75%	          11-01-2028                 9,001,010
Misty Springs Apartments	                           GNMA	                 8.75%	          06-15-2029                 4,271,964
The Ponds at Georgetown	                            GNMA	                 9.00%	          12-15-2029                 2,233,928
Waterman's Crossing	                                GNMA	                10.00%	          09-15-2028                10,927,185
Water's Edge Apartments	                            GNMA	                 8.75%	          12-15-2028                 5,066,537
Pools of single-family mortgages 	                  GNMA	                 7.58%(1)        2008 to 2009                 539,913
Pools of single-family mortgages 	                  GNMA	                 7.58%(1)	       2007 to 2008                 548,613
                                                                                                                ---------------
                                                                                                                $   36,099,185
                                                                                                                ===============

(1) Represents yield to the Partnership.

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                               For the	            For the             For the
                                                                            Year Ended		 Year Ended          Year Ended
                                                                         Dec. 31, 1997	      Dec. 31, 1996       Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Regular monthly distributions
	Income				                                                             $        .7049      $        .7767      $        .8309
	Return of capital				                                                           .3051               .2333     	         .1791
                                                                        ---------------     ---------------     ---------------
				                                                                    $       1.0100      $       1.0100 	    $       1.0100
                                                                        ===============     ===============     ===============
Distributions
	Paid out of cash flow							                                           $       1.0100      $       1.0100	     $       1.0100
                                                                        ===============     ===============     ===============

Regular quarterly distributions to BAC Holders consist primarily of interest received on FHA Loans and GNMA Certificates. Additional cash for distributions is received from other temporary investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BAC Holders. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the year ended December 31, 1997, a net amount of $189,014 of undistributed cash flow was added to reserves. The total amount held in reserves at December 31, 1997, was $10,787,058 of which $1,088,526 was invested in GNMA Certificates.

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

America First Capital Source I, L.L.C., and Insured Mortgage Equities, Inc. (referred to as the "General Partners") have conducted a review of their computer systems to identify those areas that could be affected by the "Year 2000" issue and have developed a plan to resolve the issue. The General Partners believe the Year 2000 problem can be resolved without significant operational difficulties. The Partnership does not maintain its own computer systems and does not reimburse the General Partners for any capital expenses associated with computer systems. Therefore, no material effect to the Partnership's results of operations, financial position or cash flows is anticipated from the "Year 2000" issue or its resolution.

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

The following table shows the occupancy levels of the properties financed by the Partnership at December 31, 1997:

                                                                                                     Number    	   Percentage
                                                                                  Number          of  Units         of  Units
Property Name                     	         Location                           of  Units           Occupied          Occupied
-------------------------------             --------------------             ------------       ------------       ------------
Bluff Ridge Apartments                      Jacksonville, NC        	                108                106               98%
Fox Hollow Apartments 	                     High Point, NC	                          184	               170               92%
Highland Park Apartments            	       Columbus, OH              	              252           	    225               89%
Misty Springs Apartments         	          Daytona Beach, FL                        128           	    127               99%
The Ponds at Georgetown                     Ann Arbor, MI              	             134            	   128               96%
Waterman's Crossing                         Newport News, VA        	                260            	   249               96%
Water's Edge Apartments                     Lake Villa, IL                           108            	   104               96%
                                                                            -------------       ------------       ------------
	                                                                                  1,174	             1,109               94%
                                                                            =============       ============       ============

Bluff Ridge Apartments

Bluff Ridge Apartments is a 108-unit complex located in Jacksonville, North Carolina. Average occupancy was 96% in 1997, compared to 94% in 1996. Operations at Bluff Ridge are heavily dependent on demand from the local military personnel. The Jacksonville rental market has remained relatively stable throughout 1997. An increase in operating revenue resulting from rental rate increases and an increase in average occupancy was virtually offset by an increase in property operating costs. The increase in operating costs was largely due to property improvements made during the year. As a result net cash generated by the property in 1997, excluding interest, approximated that of 1996. The property was current on its debt service payments during 1997 and generated cash flow in excess of debt service.

Fox Hollow Apartments

Fox Hollow Apartments is a 184-unit apartment community located in High Point, North Carolina. Average occupancy was 96% in 1997, compared to 95% in 1996. Excluding interest, net cash flow generated by Fox Hollow Apartments decreased approximately 12% from 1996 to 1997. This decrease is primarily due to increases of approximately 27% in repairs and maintenance expenses and property improvements and 18% in property taxes which were partially offset by a slight increase in operating revenue. Not withstanding the decrease in net cash flow, the property remained in compliance with the terms of the Loan Modification Agreement (LMA) entered into with a mortgage holder in 1996. While there can be no assurance that the modified terms of the Fox Hollow mortgage will enable the property to remain current on its mortgage obligations, the restructuring allows the Partnership to retain its Partnership Equity Investment in the Fox Hollow Apartments and improves the property's ability to make its required mortgage payments from operating cash flow.

Highland Park Apartments

Highland Park Apartments contains 252 luxury garden apartments and is located in Columbus, Ohio. Average occupancy was 93% in 1997, compared to 95% in 1996. Excluding interest, net cash flow generated by Highland Park Apartments, increased approximately 7% from 1996 to 1997. This increase is due to a 3% increase in operating revenue resulting from rental rate increases and a 4% decrease in real estate operating expenses, primarily property improvements. The property remained current on its mortgage obligations throughout 1997 and generated cash flow in excess of debt service.

Misty Springs Apartments

Misty Springs Apartments is a 128-unit apartment community located in Daytona Beach, Florida. Average occupancy was 98% in 1997, compared to 94% in 1996. The net cash flow generated by the property, excluding interest, was approximately 22% higher in 1997, compared to 1996, due to an increase of approximately 9% in operating revenue accompanied by a decrease of approximately 2% in real estate operating expenses. The increase in operating revenue was due to the increase in average occupancy and rental rate increases. Real estate operating expenses were lower primarily due to a decrease in property taxes.

At December 31, 1997, the Operating Partnership was in compliance with the terms of a Reinstatement Agreement entered into in 1993. The Operating Partnership was current on its debt service payments on its mortgage loan during 1997, with a shortfall of $30,000 being funded by Partnership reserves.

The Ponds at Georgetown

The Ponds at Georgetown consists of 134 apartments located in Ann Arbor, Michigan. Average occupancy was 97% in 1997 compared to 95% in 1996. Operating revenue increased approximately 8% in 1997, compared to 1996, primarily due to the increase in average occupancy, rental rate increases and an increase in corporate unit rentals. Despite the increase in operating revenue the Operating Partnership remains in default on its mortgage loan and is delinquent in paying property taxes and insurance. The Partnership continues to explore a number of alternatives with the mortgage holder to determine the best course of action to pursue, including a possible restructuring of the mortgage loan.

Waterman's Crossing

Waterman's Crossing is a 260-unit apartment community located in Newport News,
Virginia.  Average occupancy was 98% in 1997, compared to 96% in 1996.    The
Operating Partnership remains current on its mortgage obligations; however shortfalls of $95,000 were funded by Partnership reserves in 1997. An increase in operating revenue resulting from an increase in average occupancy and rental rate increases was virtually offset by an increase in repairs and maintenance expenses and property improvements. As a result, net cash flow generated by the property in 1997, excluding interest, approximated that of 1996.

Water's Edge Apartments

Water's Edge Apartments is a 108-unit apartment complex located in Lake Villa, Illinois. Average occupancy was 96% in 1997, compared to 91% in 1996. The property's net cash flow, excluding interest, increased approximately 5% in 1997 compared to 1996. This increase resulted from a 7% increase in operating revenue due to the increase in average occupancy and rental rate increases which was partially offset by a 10% increase in real estate operating expenses, primarily real estate taxes. The Operating Partnership remained current on its mortgage obligations in 1997.

Results of Operations

The tables below compare the results of operations for each year shown.

                                                                               For the		           For the	            For the
                                                                            Year Ended		        Year Ended          Year Ended
                                                                         Dec. 31, 1997	      Dec. 31, 1996       Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Rental income                                                           $    7,555,700      $    7,203,323	     $    7,210,114
Mortgage-backed securities income						                                         90,320             112,182             132,211
Interest on GNMA securities						                                                 -                   -                519,970
Interest on temporary cash investments
	and U.S. government securities                                                583,881             550,599	            225,135
Other income                                                                   252,057             270,132	            219,376
                                                                        ---------------     ---------------     ---------------
                                                                             8,481,958           8,136,236	          8,306,806
                                                                        ---------------     ---------------     ---------------
Real estate operating expenses			                                            3,903,102           3,615,907	          3,569,892
Depreciation				                                                               905,563             897,337	            896,420
Interest expense						                                                         558,789             562,015	            571,801
Investor servicing				                                                         455,322             301,694	            238,667
Professional fees				                                                           93,950              50,164	             53,121
Other expenses				                                                              16,135               9,966	              5,849
Amortization				                                                               141,467             136,797 	           141,514
                                                                        ---------------     ---------------     ---------------
                                                                             6,074,328           5,573,880	          5,477,264
                                                                        ---------------     ---------------     ---------------
Minority interest in (income) losses of Operating Partnerships	                 (5,090)              2,746 	             2,571
                                                                        ---------------     ---------------     ---------------
Income before extraordinary item                                             2,402,540           2,565,102           2,832,113
Extraordinary item - gain from forgiveness of
 accrued interest                                                                 -                 82,216                -
                                                                        ---------------     ---------------     ---------------
Net income	                                                             $    2,402,540      $    2,647,318	     $    2,832,113
                                                                        ===============     ===============     ===============

                                                                              Increase      	     Increase
                                                                             (Decrease)          (Decrease)
                                                                             From 1996		         From 1995
                                                                        ---------------     ---------------
Rental income                                                         	 $      352,377      $       (6,791)
Mortgage-backed securities income						                                        (21,862)            (20,029)
Interest on GNMA securities						                                                 -               (519,970)
Interest on temporary cash investments
	and U.S. government securities						                                           33,282             325,464
Other income						                                                             (18,075)             50,756
                                                                        ---------------     ---------------
		                                                                             345,722            (170,570)
                                                                        ---------------     ---------------
Real estate operating expenses			                                              287,195              46,015
Depreciation				                                                                 8,226                 917
Interest expense						                                                          (3,226)             (9,786)
Investor servicing					                                                        153,628              63,027
Professional fees						                                                         43,786              (2,957)
Other expenses				                                                               6,169               4,117
Amortization						                                                               4,670              (4,717)
                                                                        ---------------     ---------------
                                                                               500,448              96,616
                                                                        ---------------     ---------------
Minority interest in (income) losses of Operating Partnerships	                 (7,836)                175
                                                                        ---------------     ---------------
Income before extraordinary item                                              (162,562)           (267,011)
Extraordinary item - gain from forgiveness of
 accrued interest                                                              (82,216)             82,216
                                                                        ---------------     ---------------
Net income	                                                             $     (244,778)     $     (184,795)
                                                                        ===============     ===============

Rental income is recognized net of any vacancy losses and rental concessions offered. Rental income, net of real estate operating expenses, depreciation and amortization, increased $52,286 from 1996 to 1997. This increase is due to an increase in rental income which was partially offset by increases in real estate operating expenses, primarily repairs and maintenance expenses and property improvements. The increase in rental income consisted of an increase of approximately $223,000 due to rental rate increases and approximately $129,000 due to increases in average occupancy at six of the properties.

Rental income, net of real estate operating expenses, depreciation and
amortization decreased $49,006 from 1995 to 1996.   The decrease is due to a
slight decrease in rental income accompanied by increases in real estate operating expenses, primarily repairs and maintenance expenses and property improvements. The decrease in rental income consisted of a decrease of approximately $115,000 due to decreases in average occupancy at four of the properties which was partially offset by an increase in revenue of approximately $108,000 resulting from rental rate increases.

Mortgage-backed securities income decreased $21,862 from 1997 to 1996 and $20,029 from 1995 to 1996 due to the continued amortization of the principal balance of the mortgage-backed securities.

Interest on temporary cash investments and U.S. government securities increased $33,282 from 1996 to 1997 due to an increase in the Partnership's cash reserve as additional cash was placed in reserves during 1996 and 1997. Interest on temporary cash investments and U.S. government securities increased $325,464 from 1995 to 1996. This increase is the result of investing proceeds received from the payoff of the GNMA Certificate related to Falcon Point Apartments in November 1995 and to additions made to the Partnership's reserves during 1996.

Other income consists primarily of corporate unit rentals, garage rentals, washer/dryer, and vending income generated by the Partnership's properties. Income from such sources decreased $18,075 from 1996 to 1997, due primarily to decreases in corporate unit rentals at Fox Hollow Apartments and Waterman's Crossing Apartments, partially offset by increases in corporate unit rentals at Water's Edge Apartments and The Ponds at Georgetown Apartments. Income from such sources increased $50,756 from 1995 to 1996, due primarily to an increase in corporate unit rentals at Fox Hollow Apartments.

Investor servicing costs increased $153,628 from 1996 to 1997 and $63,027 from 1995 to 1996. The increase from 1996 to 1997 was due to: (i) an increase of approximately $137,000 in salaries and related expenses, (ii) an increase of approximately $6,000 in printing and servicing expenses and (iii) an increase of approximately $11,000 in other investor servicing expenses. The increase from 1995 to 1996 was due to: (i) an increase of approximately $49,000 in salaries and related expenses, (ii) an increase of approximately $5,000 in printing and servicing expenses, (iii) an increase of approximately $3,000 in insurance expenses and (iv) an increase of approximately $6,000 in other investor servicing expenses.

Professional fees increased $43,786 from 1996 to 1997, primarily due to costs incurred in connection with a review of various options available to the Partnership to improve total investment returns and provide liquidity to the Partnership's investors. Professional fees decreased $2,957 from 1995 to 1996, primarily due to a decrease in legal fees.

The Partnership recorded an extraordinary gain of $82,216 in 1996 due to the forgiveness of accrued interest on the Fox Hollow Apartments mortgage. The interest was forgiven in conjunction with a Loan Modification Agreement entered into in January 1996.

     This report contains forward looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Partnership's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Partnership and the real estate investments it has made (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), constitute forward-looking statements. BAC Holders and others should understand that these forward looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Partnership and could cause those results to differ materially from those expressed in the forward looking statements contained herein.

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
The requirements of Item 7A of Form 10-K are not applicable to the Partnership prior to its Annual Report on Form 10-K for the year ended December 31, 1998.

	    Item 8. Financial Statements and Supplementary Data. The Financial Statements and supporting schedules of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

	    Item 9.  Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.  There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1997 and 1996.

	                                  PART III

	    Item 10.  Directors and Executive Officers of Registrant.  The Registrant
has no directors or officers.  The general partners of the Registrant are
America First Capital Source I, L.L.C. (the "America First General Partner")
and Insured Mortgage Equities Inc. (the "IME General Partner"), each of which is controlled by America First Companies L.L.C. ("America First").
Collectively, the America First General Partner and the IME General Partner
are referred to as the "General Partners".

	    The following individuals are the officers and directors of the General
Partners and the officers and managers of America First, and each serves for a term of one year.

Name                      Position Held                                    Position Held Since
-----------------------   ----------------------------------            -----------------------
Michael B. Yanney	        Chairman of the Board, President,                       1984
                          Chief Executive Officer and
                          Manager of America First

                          Chairman and Chief Executive                            1991
                          Officer of the America First
                          General Partner

                          Director of the IME General Partner                     1997

Paul L. Abbott   	        President of the America First                          1997
                          General Partner

                          President of the IME General Partner                    1997

Michael Thesing	          Vice President, Secretary,                              1984
                          Treasurer and Manager of America First

                          Vice President, Secretary and                           1991
                          Treasurer of the America First
                          General Partner

                          Vice President, Secretary and Treasurer                 1997
                          of the IME General Partner

William S. Carter, M.D.   Manager of America First                                1994

George Kubat              Manager of America First                                1994

Martin A. Massengale      Manager of America First                                1994

Alan Baer                 Manager of America First                                1994

Gail Walling Yanney       Manager of America First                                1996

Mariann Byerwalter        Manager of America First                                1997

	    Michael B. Yanney, 64, has served as the Chairman, President and Chief Executive Officer of America First Companies L.L.C. and its predecessors since 1984. From 1977 until the organization of the first such fund in 1984, Mr.
Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Lozier Corporation, Freedom Communications, Inc., Magnum
Resources, RCN Corporation, Rio Grande Medical Technologies, Inc. and PKS Information Services, Inc..

	    Paul L. Abbott, 52, joined America First in 1997.  From 1988 until 1997,
Mr. Abbott was a Managing Director of Lehman Brothers, Inc. ("Lehman
Brothers").  At Lehman Brothers, Mr. Abbott served as chief executive of over
50 investment funds controlled by Lehman Brothers.  The assets owned by those funds included 50,000 multifamily units; 5,100 manufactured housing sites; 5 million square feet of retail; 950,000 feet of self-service storage; and a variety of other debt and equity real estate investments.  His responsibilities included acquisitions, financings, planning, investment management and workouts.  Mr. Abbott served on various committees responsible for approving acquisitions, financings, sales, workouts and similar decisions.  Prior to joining Lehman Brothers, from 1983 until 1988, Mr. Abbott was a Senior Vice President of Daseke & Co., Inc., a predecessor to Walden
Residential, a NYSE-traded real estate investment trust.  At Daseke, Mr.
Abbott was responsible for asset management of 20,000 multifamily units and arranging over $500 million of financings.

	    Michael Thesing, 43, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  From January
1984 until July 1984 he was employed by various companies controlled by Mr.
Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 71, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    George Kubat, 52, is the President and Chief Executive Officer of Phillips Manufacturing Co., an Omaha, Nebraska, based manufacturer of drywall metals and construction materials. Prior to assuming that position in November 1992, Mr. Kubat was a certified public accountant with Coopers & Lybrand in Omaha, Nebraska, from 1969. He was the tax partner in charge of the Omaha office from 1981 to 1992. Mr. Kubat currently serves on the board of directors of Sitel Corporation and American Business Information, Inc..

	    Martin A. Massengale, 64, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska
Lincoln from 1981 until 1990 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company and IBP, Inc. and is a member of the Board of Trustees of the Great Plains Funds, Inc..

	    Alan Baer, 75, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of Lancer
Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses.  Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.  Mr.
Baer has also owned and served on the board of directors of several banks in
Nebraska and Illinois.

	    Gail Walling Yanney, 61, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she was a director of FirsTier
Bank, N.A., Omaha prior to its merger with First Bank, N.A..  Ms. Yanney is the wife of Michael B. Yanney.

	    Mariann Byerwalter, 37, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from
1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief
Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987.  She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice
President in the bank's Corporate Planning and Development Department.

	    Item 11. Executive Compensation. The Registrant does not have any directors or officers. None of the directors or officers of the General Partners or the managers or officers of America First receive compensation from the Registrant and neither General Partner receives reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to the General Partners pursuant to the terms of its agreement of limited partnership during the period ending December 31, 1997, is described in Note 4 to the Notes to the Financial Statements filed in response to Item 8 hereof.

	    Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) No person is known by Registrant to own beneficially more than 5% of the BACs.

	    (b)	No director or officers of the General Partners or managers or officers of America First own any BACs.

     (c) There are no arrangements known to the Registrant, the operation of which may at any subsequent date result in a change of control of the Registrant.

	    Item 13.  Certain Relationships and Related Transactions.  The members of the America First General Partner are America First Companies L.L.C. and Mr.
Yanney.  The IME General Partner is owned by America First.  Except as described herein, the Registrant is not a party to any transaction or proposed transaction with either General Partner or with any person who is:  (i) a member, director, or officer of the General Partners or manager or officer of
America First; (ii) a nominee for election as a director or manager of a
General Partner or a manager of America First; (iii) an owner of more than 5%
of the BACs; or, (iv) a member of the immediate family of any of the foregoing persons.

     The Operating Partnership's general partners provide various on-site property development and management services. There were no property development and management fees incurred during 1997.

	    The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. During 1997, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during 1997.

	    During 1997, the Registrant paid or reimbursed the General Partners $533,419 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 4 to Notes to Consolidated Financial Statements filed in response to Item 8 hereof for a description of these costs and expenses.

     America First Properties Management Company, L.L.C. (the "Manager") has been retained to provide property management services with respect to the day-to-day operation of Waterman's Crossing, Misty Springs, Fox Hollow Apartments and The Ponds at Georgetown. The property management agreements provide that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager range from 3% to 5% of gross revenues. Because the Manager is an affiliate of the General Partners, the management fees payable by the Registrant to the Manager may not exceed the lesser of (i) the rates that the Registrant would pay an unaffiliated manager for similar services in the same geographic location or (ii) the Manager's actual cost for providing such services. During the year ended December 31, 1997, the Registrant paid the Manager property management fees of $183,069.

  	                                 PART IV

	    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (a) The following documents are filed as part of this report:

               1.	Financial Statements.  The following financial statements are included in response to Item 8 of this report:

		          Independent Accountants' Report.

		          Consolidated Balance Sheets of the Registrant as of December 31,
            1997, and December 31, 1996.

		          Consolidated Statements of Income of the Registrant for the years ended December 31, 1997, December 31, 1996, and December 31, 1995.

		          Consolidated Statements of Partners' Capital of the Registrant for
            the years ended December 31, 1997, December 31, 1996, and December
            31, 1995.

		          Consolidated Statements of Cash Flows of the Registrant for the
            years ended December 31, 1997, December 31, 1996, and December 31,
            1995.

		          Notes to Consolidated Financial Statements of the Registrant.

		          Schedule III--Real Estate and Accumulated Depreciation for the
            years ended December 31, 1997, and December 31, 1996.

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

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
Capital Source L.P.:

We have audited the accompanying consolidated balance sheets of Capital Source L.P. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Source L.P. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 26, 1998			                                 /s/Coopers & Lybrand L.L.P.







To the Partners
Capital Source L.P.

Our report on the financial statements of Capital Source L.P. and subsidiaries is included in this Form 10-K. In connection with our audit of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in Item 14.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material aspects, the information required to be included therein.



Omaha, Nebraska
March 26, 1998                                    /s/Coopers & Lybrand L.L.P.

Part I.  Financial Information
  Item 1.  Financial Statements
CAPITAL SOURCE L.P.
CONSOLIDATED BALANCE SHEETS

                                                                                             Dec. 31, 1997	      Dec. 31, 1996
                                                                                            ---------------     ---------------
Assets
	Investment in real estate:
		Land								                                                                              $    3,093,671      $    3,093,671
		Buildings								                                                                             35,536,966          35,517,314
		Personal property								                                                                      2,001,950           1,992,979
                                                                                            ---------------     ---------------
                                                                                            			 40,632,587          40,603,964
		Less accumulated depreciation								                                                        (10,831,199)         (9,925,636)
                                                                                            ---------------     ---------------
		Net investment in real estate			                                                              29,801,388          30,678,328
                                                                                            ---------------     ---------------
	Cash and temporary cash investments, at cost
		which approximates market value (Note 5)							                                               10,410,564          10,272,497
	Escrow deposits and property reserves 								                                                    894,986             917,796
	Investment in mortgage-backed securities (Note 5)							                                        1,088,526           1,327,396
	Interest and other receivables								                                                             70,542              62,114
	Deferred mortgage issuance costs, net of accumulated amortization of
  $1,503,039 in 1997 and $1,361,572 in 1996			                                                   2,099,768           2,241,235
	Other assets								                                                                              767,156             723,639
                                                                                            ---------------     ---------------
			                                                                                         $   45,132,930      $   46,223,005
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable and accrued expenses 						                                              $    1,532,202      $    1,416,730
		Distribution payable (Note 3) 								                                                           860,587             860,587
		Mortgage loan payable (Note 7)								                                                         6,320,076           6,354,657
		Due to general partners and their affiliates (Note 4)				                                      4,013,626           4,117,105
                                                                                            ---------------     ---------------
				                                                                                            12,726,491          12,749,079
                                                                                            ---------------     ---------------
	Minority interest 				                                                                            192,296             222,048
                                                                                            ---------------     ---------------
	Partners' Capital (Deficit)
		General Partners								                                                                        (293,517)           (283,139)
		Limited Partners ($9.63 per BAC in 1997 and $9.94 in 1996)		 			                              32,507,660          33,535,017
                                                                                            ---------------     ---------------
				                                                                                            32,214,143          33,251,878
                                                                                            ---------------     ---------------
			                                                                                         $   45,132,930      $   46,223,005
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENTS OF INCOME

                                                                  	           For the		           For the	            For the
                                                                           Year Ended	         Year Ended          Year Ended
                                                                        Dec. 31, 1997	      Dec. 31, 1996       Dec. 31, 1995
                                                                       ---------------     ---------------     ---------------
Income
 Rental income			                                                      $    7,555,700      $    7,203,323      $    7,210,114
 Mortgage-backed securities income				                                         90,320             112,182             132,211
 Interest on GNMA securities				                                 	               -                   -         	      519,970
 Interest on temporary cash investments
  and U.S. government securities				                                          583,881             550,599             225,135
	Other income				                                                             252,057             270,132             219,376
                                                                       ---------------     ---------------     ---------------
		                                                                	         8,481,958           8,136,236 	         8,306,806
                                                                       ---------------     ---------------     ---------------
Expenses
 Real estate operating expenses				                               		        3,903,102           3,615,907           3,569,892
 Depreciation 				                                                            905,563             897,337             896,420
 Interest expense				                                                         558,789             562,015 	           571,801
 General and administrative expenses (Note 4)
  Investor servicing				                                                      455,322             301,694             238,667
  Professional fees				                                           	            93,950              50,164              53,121
  Other expenses				                                              		           16,135               9,966 	             5,849
  Amortization 				                                                 	         141,467             136,797 	           141,514
                                                                       ---------------     ---------------     ---------------
		                                                                	         6,074,328           5,573,880 	         5,477,264
                                                                       ---------------     ---------------     ---------------
Minority interest in (income) losses of Operating
 Partnerships	                                                                 (5,090)              2,746	              2,571
                                                                       ---------------     ---------------     ---------------
Income before extraordinary item                                            2,402,540           2,565,102           2,832,113
 Extraordinary item - gain from forgiveness of
  accrued interest (Note 7)                                                      -                 82,216                -
                                                                       ---------------     ---------------     ---------------
Net income		                                                           $    2,402,540      $     2,647,318     $    2,832,113
                                                                       ===============     ===============     ===============
Net income allocated to:
	General Partners 			                                                  $       24,025      $        26,473     $       28,321
 Limited Partners 				                                                      2,378,515            2,620,845	         2,803,792
                                                                       ---------------     ---------------     ---------------
 		                                                                    $    2,402,540      $     2,647,318     $    2,832,113
                                                                       ===============     ===============     ===============
Net income per BAC
 Income before extraordinary item                                      $          .70      $          .76      $          .83
 Extraordinary item                                                              -                    .02                -
                                                                       ---------------     ---------------     ---------------
Net income, basic and diluted, per BAC                                 $          .70      $          .78      $          .83
                                                                       ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
FROM DECEMBER 31, 1994, TO DECEMBER 31, 1997

                                                                               General  	          Limited
                                                                              Partners  	         Partners	              Total
                                                                        ---------------     ---------------     ---------------
Partners' Capital (Deficit) (excluding net unrealized holding gain)
 Balance at December 31, 1994		                                         $      (269,500)	   $   34,885,222	     $   34,615,722
 Net income						                                                                28,321          2,803,792           2,832,113
 Cash distributions paid or accrued (Note 3)				                                (34,424)        (3,407,964)         (3,442,388)
                                                                        ---------------     ---------------     ---------------
 Balance at December 31, 1995		                                                (275,603)	       34,281,050	         34,005,447
 Net income						                                                                26,473          2,620,845           2,647,318
 Cash distributions paid or accrued (Note 3)			                                 (34,424)        (3,407,965)         (3,442,389)
                                                                        ---------------     ---------------     ---------------
 Balance at December 31, 1996                                                 (283,554)         33,493,930          33,210,376
 Net income						                                                               24,025           2,378,515           2,402,540
 Cash distributions paid or accrued (Note 3)				                               (34,424)         (3,407,965)         (3,442,389)
                                                                        ---------------     ---------------     ---------------
                                                                              (293,953)         32,464,480          32,170,527
                                                                        ---------------     ---------------     ---------------
Net unrealized holding gain
 Balance at December 31, 1994                                                     -                   -                   -
 Net change                                                                        810              80,196              81,006
                                                                        ---------------     ---------------     ---------------
 Balance at December 31, 1995                                                      810              80,196              81,006
 Net change                         						                                        (395)            (39,109)            (39,504)
                                                                        ---------------     ---------------     ---------------
 Balance at December 31, 1996                                                      415              41,087              41,502
 Net change                             						                                      21               2,093               2,114
                                                                        ---------------     ---------------     ---------------
                                                                                   436              43,180              43,616
                                                                        ---------------     ---------------     ---------------
Balance at December 31, 1997                                            $     (293,517)     $   32,507,660  	   $   32,214,143
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the             For the 	            For the
                                                                            Year Ended          Year Ended           Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996        Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
Net income                                                              $    2,402,540      $    2,647,318      $    2,832,113
  Adjustments to reconcile net income to net cash
 	provided by operating activities:
  Extraordinary item - gain from forgiveness of
    accrued interest                                                               -               (82,216)               -
 	Depreciation and amortization								                                      1,047,030           1,034,134           1,037,934
	 Amortization of discount on mortgage-backed
    and U.S. government securities		    		                                      (2,665)             (6,700)            (11,656)
  Minority interest in (income) losses of Operating Partnerships	                5,090              (2,746)             (2,571)
  Decrease (increase) in interest and other receivables						                   (8,428)             10,879             (44,538)
  Decrease in escrow deposits and property reserves                             22,810             101,533             352,231
  Increase in other assets						           		                                 (156,964)           (203,990)           (105,999)
  Increase in accounts payable and accrued expenses	           		              115,472             211,132              61,848
  Increase (decrease) in due to general partners and their affiliates							  (103,479)              4,522            (399,530)
  Decrease in interest payable		           						                                 -               (229,746)            (37,196)
                                                                        ---------------     ---------------     ---------------
Net cash provided by operating activities			                                 3,321,406           3,484,120           3,682,636
                                                                        ---------------     ---------------     ---------------
Cash flows from investing activities
	Principal payments received on mortgage-backed
  and U.S. government securities			                                            243,649             322,603             219,865
 Acquisition of real estate                                                    (19,652)            (12,000)               -
	Acquisition of personal property						                                         (8,971)             (5,222)             (7,211)
 Increase in other assets                                                       78,605                -                   -
 Maturity of U.S. government securities                                           -              1,000,000                -
	Principal payments received on GNMA securities						                             -                   -              7,145,554
 Acquisition of U.S. government securities						                                  -                   -               (987,578)
	                                                                       ---------------     ---------------     ---------------
		Net cash provided by investing activities	                                   293,631           1,305,381           6,370,630
                                                                        ---------------     ---------------     ---------------
Cash flow used in financing activities
 Principal payments on mortgage loan payable                                   (34,581)            (37,350)               -
 Distributions								                                                      (3,442,389)         (3,442,389)         (3,442,388)
                                                                        ---------------     ---------------     ---------------
  Net cash used in financing activities                                     (3,476,970)         (3,479,739)         (3,442,388)
                                                                        ---------------     ---------------     ---------------
Net increase in cash and temporary cash investments			                         138,067           1,309,762           6,610,878
Cash and temporary cash investments at beginning of year  	 			             10,272,497           8,962,735           2,351,857
                                                                        ---------------     ---------------     ---------------
Cash and temporary cash investments at end of year  		                  $   10,410,564      $   10,272,497      $    8,962,735
                                                                        ===============     ===============     ===============
Supplemental disclosure of cash flow information:
	Cash paid during the period for interest				                           $      558,789      $      791,761      $      608,997
                                                                        ===============     ===============     ===============

Supplemental disclosure of non-cash investing activities:
 Abandonment of fully depreciated property                              $         -         $       11,008      $         -



















CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

1.	Organization

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

2.Summary of Significant Accounting Policies

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

 B) Investment in Real Estate
    The Partnership's investment in real estate is carried at cost less accumulated depreciation. The carrying value of each property is reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. If the sum of the expected undiscounted future cash flows is less than the carrying amount, an impairment is recorded based on fair value.










CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

 C) Investment in Mortgage-Backed Securities
    Investment securities are classified as held-to-maturity, available-for-sale or trading. Investments classified as held-to-maturity are carried at amortized cost. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital. Subsequent increases and decreases in the net unrealized gain/loss on the available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital. The Partnership does not have investment securities classified as trading.

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

 F) Income Taxes
    No provision has been made for income taxes since BAC Holders are required to report their share of the Partnership's income for federal and state income tax purposes. The tax basis of the Partnerships' assets and liabilities exceeded the reported amounts by $4,169,385 and $4,701,874 at December 31, 1997, and December 31, 1996, respectively.

 G) Temporary Cash Investments
    Temporary cash investments are invested in short-term debt securities purchased with original maturities of three months or less.

 H) Net Income per Beneficial Assignment Certificate (BAC)
    Net income per BAC is based on the number of BACs outstanding (3,374,222) during each year presented.

 I) New Accounting Pronouncement
    The Financial Accounting Standards Board has issued Financial Accounting
    Standards No. 128 "Earnings Per Share" (FAS 128). FAS 128, which is effective for periods ending after December 15, 1997, did not have an impact on the Partnership's computation, presentation or disclosure of earnings per BAC as no dilutive common share equivalents existed at December 31, 1997.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

4.	Transactions with Related Parties

The General Partners, certain of their affiliates and the Operating
Partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The Operating Partnerships' general partners provide various on-site property development and management services. There were no property development and management fees incurred for the years ended December 31, 1997, 1996 and 1995.
Unpaid fees, which are non-interest bearing, are included in amounts due to general partners and their affiliates on the accompanying consolidated balance sheets and will be paid in accordance with the terms of the respective
Operating Partnership's limited partnership agreement.

The General Partners are entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. For the years ended December 31, 1997, 1996 and 1995, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during these years.

Amounts due to general partners and their affiliates on December 31, 1997 and 1996 are comprised of the following:


                                                                       1997                1996
                                                             ---------------     ---------------
Unpaid property development and management fees              $      450,073      $      445,652
Operating deficit loans                                           3,563,553           3,671,453
                                                             ---------------     ---------------
                                                             $    4,013,626      $    4,117,105
                                                             ===============     ===============


Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner was $533,419, $347,522, and $309,826 for the years ended December 31, 1997, 1996 and 1995, respectively. Reimbursed expenses are presented on a cash basis and do not reflect accruals made at each year end.

An affiliate of America First Capital Source I, L.L.C. has been retained to provide property management services for Waterman's Crossing, Misty Springs Apartments, Fox Hollow Apartments (beginning in June 1995) and The Ponds at Georgetown (beginning in November 1996). The fees for services provided were $183,069, $165,721 and $136,529 for 1997, 1996 and 1995, respectively, and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

5.	Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at December 31, 1997:

Cash and temporary cash investments				                               $    9,698,532
GNMA Certificates                                                          1,088,526
                                                                      ---------------
                              					                                   $   10,787,058
                                                                      ===============

The reserve account was established to maintain working capital for the Partnership and is available for distribution to BAC Holders and for any contingencies related to Permanent Investments and the operation of the Partnership. The GNMA Certificates mature between 2007 and 2009.

At December 31, 1997, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $1,044,910, $43,616 and $1,088,526, respectively. At December 31, 1996, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $1,285,894, $41,502 and $1,327,396 respectively.

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

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in Operating Partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership's capital contributions are adjusted to reflect its share of operating partnership profits or losses and distributions. The investment in Operating Partnerships represents the Partnership's limited partnership interest in the accumulated deficits of those Operating Partnerships. The parent company only information is provided to more clearly present the Partnership's investment in the Operating Partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all Operating Partnerships were eliminated at December 31, 1997, Partnership capital would increase by $13,686,936 ($4.02 per BAC).

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

The FHA Loans and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the Operating Partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loans are subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

Parent Company Only
Condensed Balance Sheets

                                                                                             Dec. 31, 1997       Dec. 31, 1996
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments			                                                     $   10,410,564      $   10,272,497
 Investment in FHA Loans                                                                        12,511,046          12,585,755
 Investment in GNMA Certificates				                                                            23,588,139          23,937,795
 Investment in Operating Partnerships				                                                      (13,686,936)        (13,038,255)
 Interest receivable				                                                                           321,485             321,760
 Other assets				                                                                                  134,574             130,969
                                                                                            ---------------     ---------------
                                                                                            $   33,278,872      $   34,210,521
                                                                                            ===============     ===============
Liabilities and Partners' Capital
  Liabilities
   Accounts payable			                                                                      $      204,142      $       98,056
   Distributions payable				                                                                       860,587             860,587
                                                                                            ---------------     ---------------
                                                                                                 1,064,729             958,643
   Partners' Capital				                                                                        32,214,143          33,251,878
                                                                                            ---------------     ---------------
			                                                                                         $   33,278,872      $   34,210,521
                                                                                            ===============     ===============

Parent Company Only
Condensed Statements of Income

                                                                                                   For the  	          For the
                                                                                                Year Ended	         Year Ended
                                                                                     	       Dec. 31, 1997     	 Dec. 31, 1996
                                                                                            ---------------     ---------------
Income
 Mortgage and mortgage-backed securities income			                                          $    3,117,407      $    3,148,565
 Interest on temporary cash investments	and U.S. government securities                             554,604             523,636
 Interest on mortgage-backed securities				                                                         90,320             112,182
 Equity in losses of Operating Partnerships				                                                   (732,231)           (717,501)
 Other income				                                                                                    5,334               9,749
                                                                                            ---------------     ---------------
                                                                                             			 3,035,434           3,076,631
Expenses
 Operating and administrative				                                                                  632,894             429,313
                                                                                            ---------------     ---------------
Net income			                                                                               $    2,402,540      $    2,647,318
                                                                                            ===============     ===============

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

Parent Company Only
Condensed Statements of Cash Flows

                                                                                       	            For the 	          For the
                                                                                      		         Year Ended     	   Year Ended
								                                                                                      Dec. 31, 1997      Dec. 31, 1996
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income			                                                                              $    2,402,540      $    2,647,318
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Equity in losses of Operating Partnerships				                                                 732,231             717,501
    Amortization				                                                                                67,488              67,488
    Amortization of discount on mortgage-backed and U.S. government securities	                     (2,665)             (6,700)
    Other non-cash adjustments				                                                                  35,268              12,302
                                                                                            ---------------     ---------------
Net cash provided by operating activities			                                                     3,234,862           3,437,909
                                                                                            ---------------     ---------------
Cash flows from investing activities
 FHA Loan and GNMA Certificate principal payments		 					                                          429,144             491,754
 Investment in Operating Partnerships								                                                      (83,550)           (254,745)
 Maturity of U.S. government securities                                                               -              1,000,000
 Distributions received from Operating Partnerships                                                   -                 77,233
                                                                                            ---------------     ---------------
Net cash provided by investing activities	                                                         345,594           1,314,242
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions				                                                                              (3,442,389)         (3,442,389)
                                                                                            ---------------     ---------------
Net increase in cash and temporary cash investments                                                138,067           1,309,762
Cash and temporary cash investments at beginning of year  				                                  10,272,497           8,962,735
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of year  		                                      $   10,410,564      $   10,272,497
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

        Year              Amount
     ----------     -------------
       1998         $     41,053
       1999               44,841
       2000               48,980
       2001               53,500
       2002               58,437
     Thereafter        6,073,265
                    -------------
                    $  6,320,076
                    =============

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


8. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

  Cash and temporary cash investments: Fair value approximates the carrying value of such assets.

  Investment in mortgage-backed securities:
  Fair values are amounts based on obtained from an independent pricing source.

  Mortgage loan payable: Fair value is not readily determinable as certain terms of the mortgage loan have recently been revised under a loan modification agreement.

                                                        At December 31, 1997                    At December 31, 1996
                                                 -----------------------------------     -----------------------------------
                                                       Carrying           Estimated            Carrying           Estimated
                                                         Amount          Fair Value              Amount          Fair Value
                                                 ---------------     ---------------     ---------------     ---------------
Cash and temporary cash investments              $   10,410,564      $   10,410,564      $   10,272,497      $   10,272,497
Investment in mortgage-backed securities              1,088,526           1,088,526           1,327,396           1,327,396

9.	Summary of Unaudited Quarterly Results of Operations


					                                                        First		            Second		             Third		            Fourth
From January 1, 1997, to December 31, 1997	                Quarter	            Quarter		           Quarter	            Quarter
						                                              ---------------     ---------------     ---------------     ---------------
Total income			                                     $    2,084,816      $    2,101,877 	    $    2,183,595      $    2,111,670
Total expenses				                                      (1,331,384)	        (1,576,853)	        (1,550,863)         (1,615,228)
Minority interest in (income) losses of operating
 partnerships                                                4,849               4,653               4,796             (19,388)
	                                                   ---------------     ---------------     ---------------     ---------------
Net income				                                      $     	758,281      $      529,677    	 $     	637,528      $      477,054
	                                                   ===============     ===============     ===============     ===============
Net income, basic and diluted, per BAC              $          .22      $          .16      $          .18      $          .14
                                                    ===============     ===============     ===============     ===============

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


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
	                                                ===============     ===============     ===============     ===============

Schedule III

CAPITAL SOURCE L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996

								                                                                                                   Costs Capitalized
					                                                                             Initial Cost		              Subsequent
                            Description			 		                                    to Partnership		           to Acquisition
-----------------------------------------------------------------------   -------------------------   -------------------------
                                                                                   		 				                            Carrying
						                                                                                                        		         Costs
Property	                 Location	          # of Units	   Encumbrances	        Land	      Property	   Improvements	       (c)
-----------------------   ---------------   ------------   ------------   -----------   ------------   ------------   ---------
Waterman's Crossing	      Newport News, VA	      260 	          (a)	      $  700,000 	  $   893,682    $ 8,894,510    $ 65,190
Fox Hollow	               High Point, NC	        184 	          (b)	         272,215 	      499,365 	    5,518,162 	    98,580
Highland Park	            Columbus, OH	          252 	          (a)	          65,799 	       37,792 	    8,591,903 	    69,176
Bluff Ridge	              Jacksonville, NC	      108 	          (a)	         196,050 	       33,281 	    3,272,492 	    77,738
Misty Springs	            Daytona Beach, FL	     128 	          (a)	         710,400 	      351,972 	    2,840,884 	    68,679
Water's Edge	             Lake Villa, IL	        108 	          (a)	         246,160 	       24,550 	    4,805,273     139,440
Ponds at Georgetown	      Ann Arbor, MI	         134 	          (a)	         174,879 	      118,649 	    1,812,662 	    24,481
                                                                          -----------   ------------   ------------   ---------
				                                                                      $2,365,503    $ 1,959,291    $35,735,886    $543,284
																                                                          ===========   ============   ============   =========

                               Gross Amount at December 31, 1996
                           -----------------------------------------
                                           Buildings,
                                         Improvements                                                                Life on
                                         and Personal                   Accumulated            	                       Which
	                                 Land       Property          Total   Depreciation        Date of	      Date   Depreciation
Property	                          (d)	           (e)	   (d) and (e)	           (f)	  Construction   Acquired	   is Computed
------------------------   -----------   ------------   ------------   ------------   ------------   --------   ------------
Waterman's Crossing	       $1,122,322 	  $ 9,431,060 	  $10,553,382    $ 2,972,902 	      1987	         N/A	     5-40 years
Fox Hollow	 	                 272,215 	    6,116,107 	    6,388,322 	    1,768,704 	      1988	         N/A	     5-40 years
Highland Park	 	              208,403 	    8,556,267 	    8,764,670 	    1,930,147 	      1988	         N/A	     5-40 years
Bluff Ridge	 	                203,050 	    3,376,511 	    3,579,561 	      745,618 	      1988	         N/A	     5-40 years
Misty Springs		               741,587 	    3,230,348 	    3,971,935 	      989,619        1988	         N/A	     5-40 years
Water's Edge	 	               371,215 	    4,844,208 	    5,215,423 	    1,045,121 	      1988	         N/A	     5-40 years
Ponds at Georgetown	          174,879 	    1,955,792      2,130,671 	      473,525 	      1989	         N/A	     5-40 years
                           -----------   ------------   ------------   ------------
		                         $3,093,671	   $37,510,293	   $40,603,964    $ 9,925,636
																           ===========   ============   ============   ============

Schedule III

CAPITAL SOURCE L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997

								                                                                                                   Costs Capitalized
					                                                                             Initial Cost		              Subsequent
                            Description			 		                                    to Partnership		           to Acquisition
-----------------------------------------------------------------------   -------------------------   -------------------------
                                                                                   		 				                            Carrying
						                                                                                                        		         Costs
Property	                 Location	          # of Units	   Encumbrances	        Land	      Property	   Improvements	       (c)
-----------------------   ---------------   ------------   ------------   -----------   ------------   ------------   ---------
Waterman's Crossing	      Newport News, VA	      260 	          (a)	      $  700,000 	  $   893,682    $ 8,894,510    $ 65,190
Fox Hollow	               High Point, NC	        184 	          (b)	         272,215 	      499,365 	    5,518,162 	    98,580
Highland Park	            Columbus, OH	          252 	          (a)	          65,799 	       37,792 	    8,591,903 	    69,176
Bluff Ridge	              Jacksonville, NC	      108 	          (a)	         196,050 	       33,281 	    3,272,492 	    77,738
Misty Springs	            Daytona Beach, FL	     128 	          (a)	         710,400 	      351,972 	    2,840,884 	    68,679
Water's Edge	             Lake Villa, IL	        108 	          (a)	         246,160 	       24,550 	    4,833,896     139,440
Ponds at Georgetown	      Ann Arbor, MI	         134 	          (a)	         174,879 	      118,649 	    1,812,662 	    24,481
                                                                          -----------   ------------   ------------   ---------
				                                                                      $2,365,503    $ 1,959,291    $35,764,509    $543,284
																                                                          ===========   ============   ============   =========

                               Gross Amount at December 31, 1997
                           -----------------------------------------
                                           Buildings,
                                         Improvements                                                                Life on
                                         and Personal                   Accumulated            	                       Which
	                                 Land       Property          Total   Depreciation        Date of	      Date   Depreciation
Property	                          (d)	           (e)	   (d) and (e)	           (f)	  Construction   Acquired	   is Computed
------------------------   -----------   ------------   ------------   ------------   ------------   --------   ------------
Waterman's Crossing	       $1,122,322 	  $ 9,431,060 	  $10,553,382    $ 3,186,337 	      1987	         N/A	     5-40 years
Fox Hollow	 	                 272,215 	    6,116,107 	    6,388,322 	    1,910,707 	      1988	         N/A	     5-40 years
Highland Park	 	              208,403 	    8,556,267 	    8,764,670 	    2,150,076 	      1988	         N/A	     5-40 years
Bluff Ridge	 	                203,050 	    3,376,511 	    3,579,561 	      829,474 	      1988	         N/A	     5-40 years
Misty Springs		               741,587 	    3,230,348 	    3,971,935 	    1,061,578        1988	         N/A	     5-40 years
Water's Edge	 	               371,215 	    4,872,831 	    5,244,046 	    1,173,572 	      1988	         N/A	     5-40 years
Ponds at Georgetown	          174,879 	    1,955,792      2,130,671 	      519,455 	      1989	         N/A	     5-40 years
                           -----------   ------------   ------------   ------------
		                         $3,093,671	   $37,538,916	   $40,632,587    $10,831,199
																           ===========   ============   ============   ============

Schedule III

CAPITAL SOURCE L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997 and 1996

(a) The Partnership has no encumbrances against this property. Encumbrances recorded by the operating partnerships are eliminated in the consolidated financial statements of the Partnership.
(b) The Partnership has a mortgage obligation which totaled $6,320,076 at December 31, 1997, and $6,354,657 at December 31, 1996. The mortgage obligation is collateralized solely by this property. Pursuant to the terms of a Loan Modification Agreement (LMA) entered into on January 8, 1996, installments of principal and interest of $49,947 are due monthly with the balance due and payable no later than October 1, 2028. The mortgage loan bears interest at 8.86%. The mortgage loan was in compliance with the terms of the LMA as of December 31, 1997.
(c) Carrying costs include legal fees, appraisal fees, title costs and other related professional fees.
(d) The aggregate cost for Federal income tax purposes is the same as for financial reporting purposes.
(e) Reconciliation of Real Estate:

				                                                                         1997	              1996
                                                                        ---------------     ---------------
	Balance - beginning of year			                                         $   40,603,964      $   40,597,750
    	Acquisitions			                                                            19,652              12,000
     Improvements                                                                8,971               5,222
    	Disposition of personal property                                             -                (11,008)
                                                                        ---------------     ---------------
    	Balance - end of year			                                           $   40,632,587      $   40,603,964
                                                                        ===============     ===============

(f)	Reconciliation of Accumulated Depreciation:

				                                                                         1997		              1996
                                                                        ---------------     ---------------
	    Balance - beginning of year			                                     $    9,925,636      $    9,039,307
	    Depreciation expense		                                                    905,563             897,337
	    Disposition of personal property                                             -                (11,008)
                                                                        ---------------     ---------------
    	Balance - end of year			                                           $   10,831,199      $    9,925,636
                                                                        ===============     ===============

	                                 SIGNATURES

	    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


		                                 CAPITAL SOURCE L.P.

		                                 By	America First Capital
			                                   Source I, L.L.C., General
			                                   Partner of the Registrant


	                                 	By	/s/ Michael Thesing
			                                   Michael Thesing,
			                                   Vice President and
                                      Principal Financial Officer

Date:  March 27, 1998

 	   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.


Date:  March 27, 1998	             By	/s/ Michael B. Yanney*
			                                Michael B. Yanney,
			                                Chairman and Chief Executive Officer of
                                   the America First General Partner
                                   (Principal Executive Officer)

                                   Chairman of the Board, President,
                                   Chief Executive Officer and Manager of
                                   America First Companies L.L.C.


Date:  March 27, 1998	             By	/s/ Michael Thesing
			                                Michael Thesing, Vice
			                                President, Secretary and
			                                Treasurer (Principal Financial Officer)
                                   of the America First General Partner

                                   Vice President, Secretary, Treasurer
                                   and Manager of America First Companies L.L.C.


Date:  March 27, 1998	             By	/s/ William S. Carter, M.D.*
                   			             William S. Carter, M.D.
                                   Manager of America First Companies L.L.C.


Date:  March 27, 1998	             By	/s/ George Kubat*
			                                George Kubat
                                   Manager of America First Companies L.L.C.


Date:  March 27, 1998	             By	/s/ Martin A. Massengale*
                   			             Martin A. Massengale
                                   Manager of America First Companies L.L.C.


Date:  March 27, 1998	             By	/s/ Alan Baer*
                   			             Alan Baer
                                   Manager of America First Companies L.L.C.


Date:  March 27, 1998	             By	/s/ Gail Walling Yanney*
                   			             Gail Walling Yanney
                                   Manager of America First Companies L.L.C.

Date:  March 27, 1998	             By	/s/ Mariann Byerwalter*
                   			             Mariann Byerwalter
                                   Manager of America First Companies L.L.C.



*By Michael Thesing,
    Attorney in Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                							  /s/ Michael B. Yanney
                                                 							Michael B. Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                					  /s/ Gail Walling Yanney
                                               							Gail Walling Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                					  /s/ George Kubat
                                               							George Kubat

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                				 /s/  Martin A. Massengale
                                                				Martin A. Massengale

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                  							        /s/ Alan Baer
                                                         							Alan Baer

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                  /s/ Mariann Byerwalter
                                                  Mariann Byerwalter

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                  /s/ William S. Carter, M.D.
                                                  William S. Carter, M.D.