Form 10-Q
period 1998-03-31
CAPITAL SOURCE L P
filed 1998-05-15
CIK 775629

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended March 31, 1998 or

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
CAPITAL SOURCE L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                             Mar. 31, 1998	      Dec. 31, 1997
                                                                                            ---------------     ---------------
Assets
	Investment in real estate:
		Land								                                                                              $    3,093,671      $    3,093,671
		Buildings								                                                                             35,536,966          35,536,966
		Personal property								                                                                      2,004,746           2,001,950
                                                                                            ---------------     ---------------
                                                                                            			 40,635,383          40,632,587
		Less accumulated depreciation								                                                        (11,055,886)        (10,831,199)
                                                                                            ---------------     ---------------
		Net investment in real estate			                                                              29,579,497          29,801,388
                                                                                            ---------------     ---------------
	Cash and temporary cash investments, at cost
		which approximates market value (Note 5)							                                               10,218,941          10,410,564
	Escrow deposits and property reserves 								                                                    826,231             894,986
	Investment in mortgage-backed securities (Note 5)							                                        1,047,854           1,088,526
	Interest and other receivables								                                                            190,094              70,542
	Deferred mortgage issuance costs, net of accumulated amortization of
  $1,538,408 in 1998 and $1,503,039 in 1997			                                                   2,064,398           2,099,768
	Other assets								                                                                              882,212             767,156
                                                                                            ---------------     ---------------
			                                                                                         $   44,809,227      $   45,132,930
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable and accrued expenses 						                                              $    1,497,745      $    1,532,202
		Distribution payable (Note 3) 								                                                           860,587             860,587
		Mortgage loan payable (Note 7)								                                                         6,320,076           6,320,076
		Due to general partners and their affiliates (Note 4)				                                      4,013,726           4,013,626
                                                                                            ---------------     ---------------
				                                                                                            12,692,134          12,726,491
                                                                                            ---------------     ---------------
	Minority interest 				                                                                            192,208             192,296
                                                                                            ---------------     ---------------
	Partners' Capital (Deficit)
		General Partners								                                                                        (296,410)           (293,517)
		Limited Partners ($9.55 per BAC in 1998 and $9.63 in 1997)		 			                              32,221,295          32,507,660
                                                                                            ---------------     ---------------
				                                                                                            31,924,885          32,214,143
                                                                                            ---------------     ---------------
			                                                                                         $   44,809,227      $   45,132,930
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                  	                  		           For the	            For the
                                                                                     	      Quarter Ended       Quarter Ended
                                                                                     	      Mar. 31, 1998       Mar. 31, 1997
                                                                                           ---------------     ---------------
Income
 Rental income			                                                                          $    1,894,782      $    1,827,184
 Mortgage-backed securities income				                                                             19,895              24,245
 Interest on temporary cash investments                                                           141,288             143,363
	Other income				                                                                                  77,879              90,024
                                                                                           ---------------     ---------------
		                                                                	                             2,133,844 	         2,084,816
                                                                                           ---------------     ---------------
Expenses
 Real estate operating expenses				                               		                              950,856             819,400
 Depreciation 				                                                                                224,686             224,392
 Interest expense				                                                                             149,841 	           149,841
 General and administrative expenses (Note 4)
  Investor servicing				                                                                          126,562              86,137
  Professional fees				                                           	                                12,775              15,850
  Other expenses				                                              		                               66,596 	             1,565
  Amortization 				                                                 	                              35,369 	            34,199
                                                                                           ---------------     ---------------
		                                                                	                             1,566,685 	         1,331,384
                                                                                           ---------------     ---------------
Minority interest in losses of Operating Partnerships	                                                142	              4,849
                                                                                           ---------------     ---------------
Net income		                                                                               $      567,301      $      758,281
                                                                                           ===============     ===============
Net income allocated to:
	General Partners 			                                                                      $        5,673      $        7,583
 Limited Partners 				                                                                            561,628	            750,698
                                                                                           ---------------     ---------------
 		                                                                                        $      567,301      $      758,281
                                                                                           ===============     ===============
Net income, basic and diluted, per BAC                                                     $          .17      $          .22
                                                                                           ===============     ===============

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
FOR THE QUARTER ENDED MARCH 31, 1998
(UNAUDITED)

                                                                               General  	          Limited
                                                                              Partners  	         Partners	              Total
                                                                        ---------------     ---------------     ---------------
Partners' Capital (Deficit) (excluding net unrealized holding gains)
 Balance at December 31, 1997                                                 (293,953)         32,464,480          32,170,527
 Net income						                                                                5,673             561,628             567,301
 Cash distributions paid or accrued (Note 3)				                                (8,606)           (851,991)           (860,597)
                                                                        ---------------     ---------------     ---------------
                                                                              (296,886)         32,174,117          31,877,231
                                                                        ---------------     ---------------     ---------------
Net unrealized holding gains
 Balance at December 31, 1997                                                      436              43,180              43,616
 Net change                             						                                      40               3,998               4,038
                                                                        ---------------     ---------------     ---------------
                                                                                   476              47,178              47,654
                                                                        ---------------     ---------------     ---------------
Balance at March 31, 1998                                               $     (296,410)     $   32,221,295  	   $   31,924,885
                                                                        ===============     ===============     ===============
The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                   For the 	            For the
                                                                                             Quarter Ended        Quarter Ended
                                                                                             Mar. 31, 1998        Mar. 31, 1997
                                                                                            ---------------     ---------------
Cash flows from operating activities
Net income                                                                                  $      567,301      $      758,281
  Adjustments to reconcile net income to net cash
 	provided by operating activities:
 	Depreciation and amortization								                                                            260,055             258,591
	 Amortization of discount on mortgage-backed securities		                                            (495)               (707)
  Minority interest in losses of Operating Partnerships	                                              (142)             (4,849)
  Increase in interest and other receivables						                                                (119,552)           (169,485)
  Decrease in escrow deposits and property reserves                                                 68,755             133,716
  Increase in other assets						           		                                                     (115,000)            (16,777)
  Decrease in accounts payable and accrued expenses	           		                                  (34,457)            (29,047)
  Increase (decrease) in due to general partners and their affiliates							                           100             (63,770)
                                                                                            ---------------     ---------------
Net cash provided by operating activities			                                                       626,565             865,953
                                                                                            ---------------     ---------------
Cash flows from investing activities
	Principal payments received on mortgage-backed securities		                                        45,205              64,640
	Acquisition of personal property						                                                             (2,796)             (2,308)
	                                                                                           ---------------     ---------------
		Net cash provided by investing activities	                                                        42,409              62,332
                                                                                            ---------------     ---------------
Cash flow used in financing activities
 Distributions								                                                                            (860,597)           (860,597)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments			                                 (191,623)             67,688
Cash and temporary cash investments at beginning of period	 			                                 10,410,564          10,272,497
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period		                                      $   10,218,941      $   10,340,185
                                                                                            ===============     ===============
Supplemental disclosure of cash flow information:
	Cash paid during the period for interest				                                               $      149,841      $      149,841
                                                                                            ===============     ===============
The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
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

    The consolidated financial statements are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 1998 and results of operations for all periods presented have been made.

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

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

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

 D) Depreciation and Amortization
    Depreciation of real estate is based on the estimated useful life of the properties using the straight-line method. Deferred mortgage issuance costs are amortized using the effective yield method over the 40 year term of the respective loan.

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

 I) Comprehensive Income
    In the first quarter of 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the display and reporting of comprehensive income, which includes all changes in partners' capital with the exception of additional investments by partners or distributions to partners. Comprehensive income for the Partnership includes net income and the change in net unrealized holding gains (losses) on investments charged or credited to Partners' Capital. Comprehensive income for the quarters ended March 31, 1998 and 1997 was as follows:

                                                                                For the             For the
                                                                          Quarter Ended       Quarter Ended
                                                                          Mar. 31, 1998       Mar. 31, 1997
                                                                         ---------------     ---------------
Net income                                                               $      567,301      $      758,281
Change in net unrealized holding gains (losses)                                   4,038             (15,847)
                                                                         ---------------     ---------------
Comprehensive income                                                     $      571,339      $      742,434
                                                                         ===============     ===============

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

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

The Operating Partnerships' general partners provide various on-site property development and management services. There were no property development and management fees incurred for the quarter ended March 31, 1998. Unpaid fees, which are non-interest bearing, are included in amounts due to general partners and their affiliates on the accompanying consolidated balance sheets and will be paid in accordance with the terms of the respective Operating Partnership's limited partnership agreement.

The General Partners are entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. For the quarter ended March 31, 1998, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during this period.

Amounts due to general partners and their affiliates at March 31, 1998, is comprised of the following:

Unpaid property development and management fees              $      450,173
Operating deficit loans                                           3,563,553
                                                             ---------------
                                                             $    4,013,726
                                                             ===============

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses and costs reimbursed to the General Partner for 1998 was $363,427. Reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

An affiliate of the General Partners has been retained to provide property management services for Waterman's Crossing, Misty Springs Apartments, Fox Hollow Apartments and The Ponds at Georgetown. The fees for services provided in 1998, amounted to $48,616 and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

5.	Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at March 31, 1998:

Cash and temporary cash investments				                               $    9,675,936
GNMA Certificates                                                          1,047,854
                                                                      ---------------
                              					                                   $   10,723,790
                                                                      ===============

The reserve account was established to maintain working capital for the Partnership and is available for distribution to BAC Holders and for any contingencies related to Permanent Investments and the operation of the Partnership. The GNMA Certificates mature between 2007 and 2009. At March 31, 1998, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $1,000,200, $47,654 and $1,047,854, respectively.

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

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in Operating Partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership's capital contributions are adjusted to reflect its share of operating partnership profits or losses and distributions. The investment in Operating Partnerships represents the Partnership's limited partnership interest in the accumulated deficits of those Operating Partnerships. The parent company only information is provided to more clearly present the Partnership's investment in the Operating Partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all Operating Partnerships were eliminated at March 31, 1998, Partnership capital would increase by $13,846,450 ($4.06 per BAC).

The FHA Loans and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the Operating Partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loans are subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

Parent Company Only
Condensed Balance Sheets

                                                                                             Mar. 31, 1998       Dec. 31, 1997
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments			                                                     $   10,218,941      $   10,410,564
 Investment in FHA Loans                                                                        12,491,321          12,511,046
 Investment in GNMA Certificates				                                                            23,518,083          23,588,139
 Investment in Operating Partnerships				                                                      (13,846,450)        (13,686,936)
 Interest receivable				                                                                           319,311             321,485
 Other assets				                                                                                  285,139             134,574
                                                                                            ---------------     ---------------
                                                                                            $   32,986,345      $   33,278,872
                                                                                            ===============     ===============
Liabilities and Partners' Capital
  Liabilities
   Accounts payable			                                                                      $      200,873      $      204,142
   Distributions payable				                                                                       860,587             860,587
                                                                                            ---------------     ---------------
                                                                                                 1,061,460           1,064,729
   Partners' Capital				                                                                        31,924,885          32,214,143
                                                                                            ---------------     ---------------
			                                                                                         $   32,986,345      $   33,278,872
                                                                                            ===============     ===============

Parent Company Only
Condensed Statements of Income

                                                                                                   For the  	          For the
                                                                                             Quarter Ended	      Quarter Ended
                                                                                     	       Mar. 31, 1998     	 Mar. 31, 1997
                                                                                            ---------------     ---------------
Income
 Mortgage and mortgage-backed securities income			                                          $      800,397      $      794,675
 Interest on temporary cash investments	                                                           138,177             133,476
 Interest on mortgage-backed securities				                                                         19,895              24,245
 Equity in losses of Operating Partnerships				                                                   (169,514)            (74,392)
 Other income				                                                                                    1,150                 700
                                                                                            ---------------     ---------------
                                                                                             			   790,105             878,704
Expenses
 Operating and administrative				                                                                  222,804             120,423
                                                                                            ---------------     ---------------
Net income			                                                                               $      567,301      $      758,281
                                                                                            ===============     ===============

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

Parent Company Only
Condensed Statements of Cash Flows

                                                                                       	            For the 	          For the
                                                                                      		      Quarter Ended     	Quarter Ended
								                                                                                      Mar. 31, 1998      Mar. 31, 1997
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income			                                                                              $      567,301      $      758,281
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Equity in losses of Operating Partnerships				                                                 169,514              74,392
    Amortization				                                                                                16,872              16,872
    Amortization of discount on mortgage-backed securities	                                           (495)               (707)
    Other non-cash adjustments				                                                                (168,532)             (4,975)
                                                                                            ---------------     ---------------
Net cash provided by operating activities			                                                       584,660             843,863
                                                                                            ---------------     ---------------
Cash flows from investing activities
 FHA Loan and GNMA Certificate principal payments		 					                                           94,314             109,422
 Investment in Operating Partnerships								                                                      (10,000)            (25,000)
                                                                                            ---------------     ---------------
Net cash provided by investing activities	                                                          84,314              84,422
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions				                                                                                (860,597)           (860,597)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments                                    (191,623)             67,688
Cash and temporary cash investments at beginning of period				                                  10,410,564          10,272,497
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period		                                      $   10,218,941      $   10,340,185
                                                                                            ===============     ===============

7.	Mortgage Loan Payable

The mortgage collateralized solely by Fox Hollow Apartments provides for interest at 8.86%. Installments of principal and interest in the amount of $49,947 are due on the first day of each month with the balance of principal and interest due and payable no later than October 1, 2028. The mortgage loan payable of $6,320,076 is recorded on the consolidated balance sheet, since it is no longer eliminated in consolidation. The mortgage is an obligation of the Operating Partnership which owns the property.

8. Subsequent Event

On May 7, 1998, a Registration Statement on Form S-4 was filed by America First Real Estate Investment Company, Inc. (the Company) with the Securities and Exchange Commission which includes a consent solicitation statement of the Partnership and Capital Source II L.P.-A, a sister partnership with assets and investment objectives similar to the Partnership. Upon approval of the proposed plan by investors in both partnerships, the partnerships will be combined into the Company which will be engaged in the business of making real estate and related investments. At their election and subject to certain limitations, investors in each partnership will receive, in exchange for their partnership units, shares of common stock in the Company (the Common Stock) or variable rate notes (the Notes) of the Company. The Company intends to list shares of Common Stock issued pursuant to the planned merger on a national securities exchange.

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

The following FHA Loans and GNMA Certificates were owned by the Partnership at March 31, 1998.

                                                       Guaranteed	       Interest	        Maturity              Carrying
Property Name	                                      or Insured By	       Rate	            Date            	     Value
----------------------------------------           ---------------       ----------       ---------------       ---------------
Bluff Ridge Apartments	                             FHA	                  8.72%	          11-15-2028	            $   3,504,519
Highland Park Apartments	                           FHA	                  8.75%	          11-01-2028                 8,986,802
Misty Springs Apartments	                           GNMA	                 8.75%	          06-15-2029                 4,265,854
The Ponds at Georgetown	                            GNMA	                 9.00%	          12-15-2029                 2,231,048
Waterman's Crossing	                                GNMA	                10.00%	          09-15-2028                10,914,389
Water's Edge Apartments	                            GNMA	                 8.75%	          12-15-2028                 5,058,938
Pools of single-family mortgages 	                  GNMA	                 7.58%(1)        2008 to 2009                 524,758
Pools of single-family mortgages 	                  GNMA	                 7.58%(1)	       2007 to 2008                 523,096
                                                                                                                ---------------
                                                                                                                $   36,009,404
                                                                                                                ===============

(1) Represents yield to the Partnership.

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                      	            For the             For the
                                                                                            	Quarter Ended       Quarter Ended
                                                                                      	      Mar. 31, 1998       Mar. 31, 1997
                                                                                            ---------------     ---------------
Regular monthly distributions
	Income				                                                                                 $        .1664      $        .2225
	Return of capital				                                                                               .0861     	         .0300
                                                                                            ---------------     ---------------
				                                                                                        $        .2525 	    $        .2525
                                                                                            ===============     ===============
Distributions
	Paid out of cash flow							                                                               $        .2525	     $        .2525
                                                                                            ===============     ===============

Regular quarterly distributions to BAC Holders consist primarily of interest received on FHA Loans and GNMA Certificates. Additional cash for distributions is received from other temporary investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BAC Holders. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the quarter ended March 31, 1998, a net amount of $12,596 of undistributed cash flow was withdrawn from reserves. The total amount held in reserves at March 31, 1998, was $10,723,790 of which $1,047,854 was invested in GNMA Certificates.

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

The overall status of the Partnership's investments has remained relatively constant since December 31, 1997.

The following table shows the occupancy levels of the properties financed by the Partnership at March 31, 1998:

                                                                                                     Number    	    Percentage
                                                                                  Number          of  Units          of  Units
Property Name                     	         Location                           of  Units           Occupied           Occupied
-------------------------------             --------------------             ------------       ------------       ------------
Bluff Ridge Apartments                      Jacksonville, NC        	                108                104                96%
Fox Hollow Apartments 	                     High Point, NC	                          184	               173                94%
Highland Park Apartments            	       Columbus, OH              	              252           	    234                93%
Misty Springs Apartments         	          Daytona Beach, FL                        128           	    127                99%
The Ponds at Georgetown                     Ann Arbor, MI              	             134            	   131                98%
Waterman's Crossing                         Newport News, VA        	                260            	   252                97%
Water's Edge Apartments                     Lake Villa, IL                           108            	   107                99%
                                                                            -------------       ------------       ------------
	                                                                                  1,174	             1,128                96%
                                                                            =============       ============       ============

Results of Operations

The table below compares the results of operations for each period shown.

                                                                               For the		           For the	           Increase
                                                                         Quarter Ended		     Quarter Ended           (Decrease)
                                                                         Mar. 31, 1998	      Mar. 31, 1997           From 1997
                                                                        ---------------     ---------------     ---------------
Rental income                                                           $    1,894,782      $    1,827,184	     $       67,598
Mortgage-backed securities income						                                         19,895              24,245              (4,350)
Interest on temporary cash investments                                         141,288             143,363	             (2,075)
Other income                                                                    77,879              90,024	            (12,145)
                                                                        ---------------     ---------------     ---------------
                                                                             2,133,844           2,084,816	             49,028
                                                                        ---------------     ---------------     ---------------
Real estate operating expenses			                                              950,856             819,400	            131,456
Depreciation				                                                               224,686             224,392	                294
Interest expense						                                                         149,841             149,841	               -
Investor servicing				                                                         126,562              86,137	             40,425
Professional fees				                                                           12,775              15,850	             (3,075)
Other expenses				                                                              66,596               1,565	             65,031
Amortization				                                                                35,369              34,199 	             1,170
                                                                        ---------------     ---------------     ---------------
                                                                             1,566,685           1,331,384	            235,301
                                                                        ---------------     ---------------     ---------------
Minority interest in losses of Operating Partnerships	                             142               4,849 	            (4,707)
                                                                        ---------------     ---------------     ---------------
Net income	                                                             $      567,301      $      758,281	     $     (190,980)
                                                                        ===============     ===============     ===============

Rental income is recognized net of any vacancy losses and rental concessions offered. Rental income, net of real estate operating expenses, depreciation and amortization, decreased $65,322 for the quarter ended March 31, 1998, compared to the same period in 1997. Although rental income increased 3.7% during the quarter, this increase was more than offset by an increase in real estate operating expenses and a slight increase in depreciation and amortization. The increase in rental income was primarily due to an increase in occupancy at certain properties. The increase in real estate operating expenses was primarily attributable to an increase in salaries expense, real estate taxes and property improvements at certain properties.

Mortgage-backed securities income decreased $4,350 for the quarter ended March 31, 1998, compared to the same period in 1997 due to the continued amortization of the principal balance of the mortgage-backed securities.

Other income consists primarily of corporate unit rentals, garage rentals, washer/dryer, and vending income generated by the Partnership's properties. Income from such sources decreased $12,145 for the quarter ended March 31, 1998, compared to the same period in 1997, due primarily to decreases in corporate unit rentals.

Investor servicing costs increased $40,425 for the quarter ended March 31, 1998, compared to the same period in 1997. This increase is due to an increase of approximately $46,000 in salaries and related expenses, which were partially offset by a decrease of approximately $6,000 in other investor servicing expenses.

Professional fees decreased $3,075 for the quarter ended March 31, 1998, compared to the same period in 1997, primarily due to a decrease in legal expenses. Other expenses increased $65,031 for the quarter ending March 31, 1998, compared to the same period in 1997, primarily due to an increase in consulting fees and travel expenses.

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

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
The requirements of Item 3 of Form 10-Q are not applicable to the Partnership prior to its Annual Report on Form 10-K for the year ending December 31, 1998.

PART II.  OTHER INFORMATION

     Item 5.   Other Information

               On May 7, 1998, a Registration Statement on Form S-4 was filed by America First Real Estate Investment Company, Inc. (the Company) with the Securities and Exchange Commission which includes a consent solicitation statement of the Partnership and Capital Source II L.P.-A, a sister partnership with assets and investment objectives similar to the Partnership. Upon approval of the proposed plan by investors in both partnerships, the partnerships will be combined into the Company which will be engaged in the business of making real estate and related investments. At their election and subject to certain limitations, investors in each partnership will receive, in exchange for their partnership units, shares of common stock in the Company (the Common Stock) or variable rate notes (the Notes) of the Company. The Company intends to list shares of Common Stock issued pursuant to the planned merger on a national securities exchange.

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

Dated:  May 13, 1998