Form 10-Q
period 1998-06-30
CAPITAL SOURCE L P
filed 1998-08-14
CIK 775629

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended June 30, 1998 or

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
CAPITAL SOURCE L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                             June 30, 1998		     Dec. 31, 1997
                                                                                            ---------------     ---------------
Assets
	Investment in real estate:
		Land								                                                                              $    3,093,671      $    3,093,671
		Buildings								                                                                             35,536,966          35,536,966
		Personal property								                                                                      2,008,106           2,001,950
                                                                                            ---------------     ---------------
                                                                                            			 40,638,743          40,632,587
		Less accumulated depreciation								                                                        (11,280,573)        (10,831,199)
                                                                                            ---------------     ---------------
		Net investment in real estate			                                                              29,358,170          29,801,388

	Cash and temporary cash investments, at cost
		which approximates market value (Note 5)							                                               10,053,718          10,410,564
	Escrow deposits and property reserves 								                                                    823,053             894,986
	Investment in mortgage-backed securities (Note 5)							                                          967,089           1,088,526
	Interest and other receivables								                                                            234,069              70,542
	Deferred mortgage issuance costs, net of accumulated amortization of
  $1,573,779 in 1998 and $1,503,039 in 1997			                                                   2,029,027           2,099,768
	Other assets								                                                                            1,009,631             767,156
                                                                                            ---------------     ---------------
			                                                                                         $   44,474,757      $   45,132,930
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable and accrued expenses 						                                              $    1,509,616      $    1,532,202
		Distribution payable (Note 3) 								                                                           860,587             860,587
		Mortgage loan payable (Note 7)								                                                         6,320,076           6,320,076
		Due to general partners and their affiliates (Note 4)				                                      3,961,726           4,013,626
                                                                                            ---------------     ---------------
				                                                                                            12,652,005          12,726,491
                                                                                            ---------------     ---------------
	Minority interest 				                                                                            191,960             192,296
                                                                                            ---------------     ---------------
	Partners' Capital (Deficit)
		General Partners								                                                                        (299,350)           (293,517)
		Limited Partners ($9.46 per BAC in 1998 and $9.63 in 1997)		 			                              31,930,142          32,507,660
                                                                                            ---------------     ---------------
				                                                                                            31,630,792          32,214,143
                                                                                            ---------------     ---------------
			                                                                                         $   44,474,757      $   45,132,930
                                                                                            ===============     ===============
The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the		           For the         For the Six         For the Six
                                                     Quarter Ended		     Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1998		     June 30, 1997       June 30, 1998       June 30, 1997
                                                    ---------------     ---------------     ---------------     ---------------
Income
	Rental income			                                   $    1,882,620      $    1,874,301      $    3,777,402	     $    3,701,485
	Mortgage-backed securities income				                      18,554              23,110              38,449		            47,355
	Interest on temporary cash investments                    139,402             141,384             280,690		           284,747
	Other income				                                           99,083              63,082             176,962		           153,106
                                                    ---------------     ---------------     ---------------     ---------------
		                                                       2,139,659           2,101,877           4,273,503	          4,186,693
                                                    ---------------     ---------------     ---------------     ---------------
Expenses
	Real estate operating expenses				                        978,062           1,065,971           1,928,918		         1,885,371
	Depreciation 				                                         224,688             224,393             449,374		           448,785
	Interest expense				                                      148,844             149,841             298,685		           299,682
	General and administrative expenses (Note 4)
		Investor servicing				                                   148,042              86,992             274,604		           173,129
		Professional fees				                                     11,895              14,750              24,670		            30,600
		Other expenses				                                        19,756                 707              86,352		             2,272
	Amortization 				                                          35,371              34,199              70,740		            68,398
                                                    ---------------     ---------------     ---------------     ---------------
		                                                       1,566,658           1,576,853           3,133,343	          2,908,237
                                                    ---------------     ---------------     ---------------     ---------------
Minority interest in losses of Operating
 Partnerships	                                                 248               4,653                 390	              9,502
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $      573,249      $      529,677      $    1,140,550	     $    1,287,958
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
	General Partners 			                               $        5,733      $        5,297      $       11,406	     $       12,880
	Limited Partners 				                                     567,516             524,380           1,129,144		         1,275,078
                                                    ---------------     ---------------     ---------------     ---------------
 		                                                 $      573,249      $      529,677      $    1,140,550	     $    1,287,958
                                                    ===============     ===============     ===============     ===============
Net income, basic and diluted, per BAC				          $          .16      $          .16      $          .33	     $          .38
                                                    ===============     ===============     ===============     ===============

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 1998
(UNAUDITED)

                                                                               General  		         Limited
                                                                              Partners  		        Partners    		         Total
                                                                        ---------------     ---------------     ---------------
Partners' Capital (Deficit) (excluding net unrealized holding gains)
 Balance at December 31, 1997                                           $     (293,953)     $   32,464,480      $   32,170,527
 Net income						                                                               11,406           1,129,144           1,140,550
 Cash distributions paid or accrued (Note 3)				                               (17,212)         (1,703,982)         (1,721,194)
                                                                        ---------------     ---------------     ---------------
                                                                              (299,759)         31,889,642          31,589,883
                                                                        ---------------     ---------------     ---------------
Net unrealized holding gains
 Balance at December 31, 1997                                                      436              43,180              43,616
 Net change                             						                                     (27)             (2,680)             (2,707)
                                                                        ---------------     ---------------     ---------------
                                                                                   409              40,500              40,909
                                                                        ---------------     ---------------     ---------------
Balance at June 30, 1998                                                $     (299,350)	    $   31,930,142 	    $   31,630,792
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               For the Six         For the Six
                                                                                              Months Ended  		    Months Ended
                                                                                             June 30, 1998  		   June 30, 1997
                                                                                            ---------------     ---------------
Cash flows from operating activities
	Net income                                                                                 $    1,140,550  	   $    1,287,958
		Adjustments to reconcile net income to net cash
 			provided by operating activities:
			Depreciation and amortization								                                                           520,114  		         517,183
			Amortization of discount on mortgage-backed securities				                                       (1,313)		           (1,134)
			Minority interest in losses of Operating Partnerships			                                           (390)  		         (9,502)
			Increase in interest and other receivables							                                              (163,527)  		       (159,247)
			Decrease in escrow deposits and property reserves		                                              71,933	             95,540
			Decrease (increase) in other assets	                                                           (242,420)		          109,560
			Decrease in accounts payable and accrued expenses	                                              (22,586)	          (121,062)
			Decrease in due to general partners and their affiliates	                                       (51,900)	           (62,640)
                                                                                            ---------------     ---------------
	Net cash provided by operating activities			                                                    1,250,461  		       1,656,656
                                                                                            ---------------     ---------------
Cash flows from investing activities
	Principal payments received on mortgage-backed securities                    				                 120,043		           103,702
	Acquisition of personal property								                                                           (6,156)             (3,513)
                                                                                            ---------------     ---------------
		Net cash provided by investing activities          			                                           113,887		           100,189
                                                                                            ---------------     ---------------
Cash flow used in financing activity
	Distributions								                                                                          (1,721,194)		       (1,721,194)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments	           		                      (356,846)	            35,651
Cash and temporary cash investments at beginning of period	 					                               10,410,564  		      10,272,497
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period		                                      $   10,053,718  	   $   10,308,148
                                                                                            ===============     ===============
Supplemental disclosure of cash flow information:
	Cash paid during the period for interest							                                            $      298,685	     $      299,682
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
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

    The consolidated financial statements are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 1998 and results of operations for all periods presented have been made.

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

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

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

 I) Comprehensive Income
    In the first quarter of 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the display and reporting of comprehensive income, which includes all changes in partners' capital with the exception of additional investments by partners or distributions to partners. Comprehensive income for the Partnership includes net income and the change in net unrealized holding gains (losses) on investments charged or credited to Partners' Capital. Comprehensive income for the quarters and six months ended June 30, 1998 and 1997 was as follows:

                                                           For the             For the          For the Six         For the Six
                                                     Quarter Ended       Quarter Ended         Months Ended        Months Ended
                                                     June 30, 1998       June 30, 1997        June 30, 1998       June 30, 1997
                                                    ---------------     ---------------      ---------------     ---------------
Net income                                          $      573,249      $      529,677       $    1,140,550      $    1,287,958
Change in net unrealized holding gains (losses)             (6,745)             11,043               (2,707)             (4,804)
                                                    ---------------     ---------------      ---------------     ---------------
Comprehensive income                                $      566,504      $      540,720       $    1,137,843      $    1,283,154
                                                    ===============     ===============      ===============     ===============

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

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

The Operating Partnerships' general partners provide various on-site property development and management services. There were no property development and management fees incurred for the six months ended June 30, 1998. Unpaid fees, which are non-interest bearing, are included in amounts due to general partners and their affiliates on the accompanying consolidated balance sheets and will be paid in accordance with the terms of the respective Operating Partnership's limited partnership agreement.

The General Partners are entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. For the quarter and six months ended June 30, 1998, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during this period.

Amounts due to general partners and their affiliates at June 30, 1998, is comprised of the following:

Unpaid property development and management fees              $      450,173
Operating deficit loans                                           3,511,553
                                                             ---------------
                                                             $    3,961,726
                                                             ===============

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for 1998 was $701,787 ($338,360 for the quarter ended June 30, 1998). Reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

An affiliate of the General Partners has been retained to provide property management services for Waterman's Crossing, Misty Springs Apartments, Fox Hollow Apartments and The Ponds at Georgetown. The fees for services provided in 1998, amounted to $97,062 ($48,446 for the quarter ended June 30, 1998), and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

5.	Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at June 30, 1998:

Cash and temporary cash investments					                              $    9,717,286
GNMA Certificates						                                                      967,089
                                                                      ---------------
                              					                                   $   10,684,375
                                                                      ===============

The reserve account was established to maintain working capital for the Partnership and is available for distribution to BAC Holders and for any contingencies related to Permanent Investments and the operation of the Partnership. The GNMA Certificates mature between 2007 and 2009. At
June 30, 1998, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $926,180, $40,909 and $967,089, respectively.

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

The parent company only financial information below represents the condensed financial information of the Partnership using the equity method of accounting for the investment in Operating Partnerships, rather than the consolidation of those partnerships. Under the equity method of accounting, the Partnership's capital contributions are adjusted to reflect its share of operating partnership profits or losses and distributions. The investment in Operating Partnerships represents the Partnership's limited partnership interest in the accumulated deficits of those Operating Partnerships. The parent company only information is provided to more clearly present the Partnership's investment in the Operating Partnerships. Since the Partnership is not a general partner, it is not obligated to fund the negative balances. If the investments in all Operating Partnerships were eliminated at June 30, 1998, Partnership capital would increase by $14,033,182 ($4.12 per BAC).

The FHA Loans and the GNMA Certificates are collateralized by first mortgage loans on the properties owned by the Operating Partnerships and are guaranteed or insured as to principal and interest by FHA or GNMA. The FHA insured mortgage loans are subject to a 1% assignment fee. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government.

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

Parent Company Only
Condensed Balance Sheets

                                                                                             June 30, 1998		     Dec. 31, 1997
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments			                                                     $   10,053,718      $   10,410,564
 Investment in FHA Loans                                                                        12,471,160          12,511,046
 Investment in GNMA Certificates				                                                            23,407,224          23,588,139
 Investment in Operating Partnerships				                                                      (14,033,182)        (13,686,936)
 Interest receivable				                                                                           316,463             321,485
 Other assets				                                                                                  479,660             134,574
                                                                                            ---------------     ---------------
                                                                                            $   32,695,043      $   33,278,872
                                                                                            ===============     ===============
Liabilities and Partners' Capital
  Liabilities
   Accounts payable			                                                                      $      203,664      $      204,142
   Distributions payable				                                                                       860,587             860,587
                                                                                            ---------------     ---------------
                                                                                                 1,064,251           1,064,729
   Partners' Capital				                                                                        31,630,792          32,214,143
                                                                                            ---------------     ---------------
			                                                                                         $   32,695,043      $   33,278,872
                                                                                            ===============     ===============

Parent Company Only
Condensed Statements of Income

                                                                                               For the Six 	       For the Six
                                                                                              Months Ended		      Months Ended
                                                                                     							 June 30, 1998     	 June 30, 1997
                                                                                            ---------------     ---------------
Income
 Mortgage and mortgage-backed securities income			                                          $    1,599,661      $    1,573,318
 Interest on temporary cash investments	                                                           274,605             270,635
 Interest on mortgage-backed securities				                                                         38,449              47,355
 Equity in losses of Operating Partnerships				                                                   (356,246)           (364,656)
 Other income				                                                                                    3,450               1,050
                                                                                            ---------------     ---------------
                                                                                             			 1,559,919           1,527,702
Expenses
 Operating and administrative				                                                                  419,369             239,744
                                                                                            ---------------     ---------------
Net income			                                                                               $    1,140,550      $    1,287,958
                                                                                            ===============     ===============

CAPITAL SOURCE L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

Parent Company Only
Condensed Statements of Cash Flows

                                                                                       				    For the Six 	     	 For the Six
                                                                                      							 Months Ended      	 Months Ended
								                                                                                     June 30, 1998		     June 30, 1997
                                                                                            ---------------     ---------------
Cash flows from operating activities
	Net income			                                                                              $    1,140,550	     $    1,287,958
	Adjustments to reconcile net income to net cash
		provided by operating activities:
			Equity in losses of Operating Partnerships				                                                  356,246		           364,656
			Amortization				                                                                                 33,744		            33,744
			Amortization of discount on mortgage-backed securities	                                          (1,313)		           (1,134)
			Other non-cash adjustments				                                                                 (374,286)	           (44,140)
                                                                                            ---------------     ---------------
	Net cash provided by operating activities			                                                    1,154,941		         1,641,084
                                                                                            ---------------     ---------------
Cash flows from investing activities
	FHA Loan and GNMA Certificate principal payments		 					                                          219,407		           194,311
	Investment in Operating Partnerships								                                                      (10,000)		          (78,550)
                                                                                            ---------------     ---------------
	Net cash provided by investing activities	                                                        209,407 		          115,761
                                                                                            ---------------     ---------------
Cash flow used in financing activity
	Distributions				                                                                              (1,721,194)		       (1,721,194)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments                                    (356,846)		           35,651
Cash and temporary cash investments at beginning of period				                                  10,410,564		        10,272,497
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period		                                      $   10,053,718	     $   10,308,148
                                                                                            ===============     ===============

7.	Mortgage Loan Payable

The mortgage collateralized solely by Fox Hollow Apartments provides for interest at 8.86%. Installments of principal and interest in the amount of $49,947 are due on the first day of each month with the balance of principal and interest due and payable no later than October 1, 2028. The mortgage is an obligation of the Operating Partnership which owns the property.

8. Proposed Merger

On May 7, 1998, a Registration Statement on Form S-4 was filed by America First Real Estate Investment Company, Inc. (the Company) with the Securities and Exchange Commission which includes a prospectus/consent solicitation statement of the Partnership and Capital Source II L.P.-A, a sister partnership with assets and investment objectives similar to the Partnership. Upon approval of the proposed merger by investors in both partnerships, the partnerships and their respective general partners will be combined into the Company which will be engaged in the business of making real estate and related investments. At their election and subject to certain limitations, investors in each partnership will receive, in exchange for their partnership units, shares of common stock in the Company (the Common Stock) or variable rate junior notes (the Notes) of the Company. The Company intends to list shares of Common Stock issued pursuant to the proposed merger on a national securities exchange. The limited partners of the Partnership will receive a prospectus/consent solicitation statement in the future, at which time they will have the opportunity to vote on the proposed merger.

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

The following FHA Loans and GNMA Certificates were owned by the Partnership at June 30, 1998.

                                                       Guaranteed	        Interest	             Maturity		            Carrying
Property Name	                                      or Insured By	            Rate			               Date               		Value
----------------------------------------           ---------------       ----------       ---------------       ---------------
Bluff Ridge Apartments	                             FHA	                  8.72%	          11-15-2028	            $   3,498,880
Highland Park Apartments	                           FHA	                  8.75%	          11-01-2028                 8,972,280
Misty Springs Apartments	                           GNMA	                 8.75%	          06-15-2029                 4,259,606
The Ponds at Georgetown	                            GNMA	                 9.00%	          12-15-2029                 2,228,101
Waterman's Crossing	                                GNMA	                10.00%	          09-15-2028                10,901,262
Water's Edge Apartments	                            GNMA	                 8.75%	          12-15-2028                 5,051,166
Pools of single-family mortgages 	                  GNMA	                 7.58%(1)        2008 to 2009                 476,964
Pools of single-family mortgages 	                  GNMA	                 7.58%(1)	       2007 to 2008                 490,125
                                                                                                                ---------------
                                                                                                                $   35,878,384
                                                                                                                ===============

(1) Represents yield to the Partnership.

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                               For the Six         For the Six
                                                                                              Months Ended		      Months Ended
                                                                                             June 30, 1998		     June 30, 1997
                                                                                            ---------------     ---------------
Regular quarterly distributions
	Income				                                                                                 $        .3346	     $        .3779
	Return of capital				                                                                               .1704		             .1271
                                                                                            ---------------     ---------------
				                                                                                                 .5050		             .5050
                                                                                            ===============     ===============
Distributions
	Paid out of cash flow							                                                               $        .5050	     $        .5050
                                                                                            ===============     ===============

Regular quarterly distributions to BAC Holders consist primarily of interest received on FHA Loans and GNMA Certificates. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the six months ended June 30, 1998, $28,753 ($41,349 for the quarter ended June 30, 1998) of undistributed cash flow was placed in reserves. The total amount held in reserves at June 30, 1998, was $10,684,375 of which $967,089 was invested in GNMA Certificates.

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

In order to cure the ongoing mortgage default and tax delinquency at The Ponds of Georgetown, a preliminary agreement has been reached between all parties to the transaction. The general partners of the Operating Partnership which owns The Ponds at Georgetown have agreed to withdraw from the partnership; CS Properties I, Inc., which is owned by affiliates of the General Partner of the Partnership and currently serves as a special limited partner for such Operating Partnership, would become a substitute general partner along with CS Properties II, Inc. which currently serves as the special limited partner representing the partnership interests of Capital Source II, the owner of a portion of the limited partnership interests in the Operating Partnership. It is anticipated that the mortgage loan will be rewritten at its original principal amount at a lower interest rate with anticipation that cash flow from the property will be sufficient to cover all of the property's cash needs, including the mortgage and taxes. Capital Source I, along with Capital Source II, will be obligated to fund a portion of the delinquent taxes and other outstanding amounts in conjunction with this agreement.

The overall status of the Partnership's other investments has remained relatively constant since March 31, 1998.

The following table shows the occupancy levels of the properties financed by the Partnership at June 30, 1998:

                                                                                                     Number     	   Percentage
                                                                                  Number         	of  Units         	of  Units
Property Name                     	         Location               	           of  Units          	Occupied         	 Occupied
-------------------------------             --------------------             ------------       ------------       ------------
Bluff Ridge Apartments                      Jacksonville, NC        	                108                104                96%
Fox Hollow Apartments 	                     High Point, NC	                          184	               164                89%
Highland Park Apartments            	       Columbus, OH              	              252           	    242                96%
Misty Springs Apartments         	          Daytona Beach, FL                        128           	    128               100%
The Ponds at Georgetown                     Ann Arbor, MI              	             134            	   131                98%
Waterman's Crossing                         Newport News, VA        	                260            	   260               100%
Water's Edge Apartments                     Lake Villa, IL                           108            	   106                98%
                                                                            -------------       ------------       ------------
	                                                                                  1,174	             1,135                97%
                                                                            =============       ============       ============

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                               For the		           For the		          Increase
                                                                         Quarter Ended		     Quarter Ended		         (Decrease)
                                                                         June 30, 1998		     June 30, 1997		         From 1997
                                                                        ---------------     ---------------     ---------------
Rental income                                                           $    1,882,620	     $    1,874,301	     $        8,319
Mortgage-backed securities income						                                         18,554              23,110              (4,556)
Interest income on temporary cash investments                                  139,402		           141,384		            (1,982)
Other income                                                                    99,083		            63,082		            36,001
                                                                        ---------------     ---------------     ---------------
                                                                             2,139,659		         2,101,877		            37,782
                                                                        ---------------     ---------------     ---------------
Real estate operating expenses			                                              978,062		         1,065,971		           (87,909)
Depreciation				                                                               224,688		           224,393		               295
Interest expense						                                                         148,844		           149,841		              (997)
Investor servicing				                                                         148,042		            86,992		            61,050
Professional fees				                                                           11,895		            14,750		            (2,855)
Other expenses				                                                              19,756		               707		            19,049
Amortization				                                                                35,371		            34,199		             1,172
                                                                        ---------------     ---------------     ---------------
                                                                             1,566,658		         1,576,853		           (10,195)
                                                                        ---------------     ---------------     ---------------
Minority interest in losses of Operating Partnerships	                             248 	             4,653		            (4,405)
                                                                        ---------------     ---------------     ---------------
Net income	                                                             $      573,249	     $      529,677	     $       43,572
                                                                        ===============     ===============     ===============

                                                                           For the	Six	        For the	Six	          Increase
                                                                          Months Ended		      Months Ended		         (Decrease)
                                                                         June 30, 1998		     June 30, 1997		         From 1997
                                                                        ---------------     ---------------     ---------------
Rental income                                                           $    3,777,402	     $    3,701,485	     $       75,917
Mortgage-backed securities income						                                         38,449              47,355              (8,906)
Interest income on temporary cash investments                                  280,690		           284,747		            (4,057)
Other income                                                                   176,962		           153,106		            23,856
                                                                        ---------------     ---------------     ---------------
                                                                             4,273,503		         4,186,693		            86,810
                                                                        ---------------     ---------------     ---------------
Real estate operating expenses			                                            1,928,918		         1,885,371		            43,547
Depreciation				                                                               449,374		           448,785		               589
Interest expense						                                                         298,685		           299,682		              (997)
Investor servicing				                                                         274,604		           173,129		           101,475
Professional fees				                                                           24,670		            30,600		            (5,930)
Other expenses				                                                              86,352		             2,272		            84,080
Amortization				                                                                70,740		            68,398		             2,342
                                                                        ---------------     ---------------     ---------------
                                                                             3,133,343		         2,908,237		           225,106
                                                                        ---------------     ---------------     ---------------
Minority interest in losses of Operating Partnerships	                             390 	             9,502		            (9,112)
                                                                        ---------------     ---------------     ---------------
Net income	                                                             $    1,140,550	     $    1,287,958	     $     (147,408)
                                                                        ===============     ===============     ===============

Rental income is recognized net of any vacancy losses and rental concessions offered. Rental income, net of real estate operating expenses, depreciation, and amortization, increased $94,761 and $29,439 for the quarter and six months ended June 30, 1998, respectively, compared to the same periods in 1997. Rental income increased approximately 2% for the six months ended June 30, 1998, compared to the same period in 1997. This increase was partially offset by a 2% increase in real estate operating expenses and slight increases in depreciation and amortization. Contributing to the increase for the quarter was a slight increase in rental income and a decrease in real estate operating expenses primarily due to a decrease in repairs and maintenance expenses and property improvements which were partially offset by slight increases in depreciation and amortization.

Mortgage-backed securities income decreased for the quarter and six months ended June 30, 1998, compared to the same periods in 1997 due to the continued amortization of the principal balance of the mortgage-backed securities.

Interest income on temporary cash investments decreased for the quarter and six months ended June 30, 1998, compared to the same periods in 1997 due to a decrease in the Partnership's cash reserve as cash was withdrawn from reserves during the first quarter of 1998 to supplement distributions to BAC Holders.

Other income consists primarily of corporate unit rentals, garage rentals, washer/dryer, and vending income generated by the Partnership's properties. Income from such sources increased for the quarter and six months ended June 30, 1998, respectively, compared to the same periods in 1997. Other income increased primarily due to an increase in corporate unit rentals.

Investor servicing costs increased for the quarter and six months ended June 30, 1998, compared to the same periods in 1997, due to an increase in salaries and related expenses, which were partially offset by a decrease in other investor servicing expenses. Salaries and related expenses increased as additional management time was incurred in conjunction with the proposed merger described in Note 8 to the consolidated financial statements. Professional fees decreased for the quarter and six months ended June 30, 1998, compared to the same periods in 1997, primarily due to a decrease in legal fees. Other expenses increased for the quarter and six months ended June 30, 1998, compared to the same periods in 1997, primarily due to an increase in consulting fees and travel expenses.

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

Dated:  August 13, 1998