Form 10-K/A
period 1997-12-31
CAPITAL SOURCE L P
filed 1998-11-04
CIK 775629

FORM 10-K/A
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

	                              TABLE OF CONTENTS

	                                                                         Page

	                                   PART I

Item  1. Business	                                                          1
Item  2. Properties	                                                        2
Item  3. Legal Proceedings	                                                 3
Item  4. Submission of Matters to a Vote of Security Holders	               3

	                                   PART II

Item  5. Market for Registrant's Common Equity and Related
         Stockholder Matters	                                               3
Item  6. Selected Financial Data	                                           4
Item  7. Management's Discussion and Analysis of Financial Condition and
	        Results of Operations	                                             5
Item 7A. Quantitative and Qualitative Disclosures About Market Risk         9
Item  8. Financial Statements and Supplementary Data	                       9
Item  9. Changes in and Disagreements With Accountants on Accounting and
	        Financial Disclosure	                                              9

	                                  PART III

Item  10. Directors and Executive Officers of Registrant	                  10
Item  11. Executive Compensation	                                          12
Item  12. Security Ownership of Certain Beneficial Owners and Management	  12
Item  13. Certain Relationships and Related Transactions	                  12

	                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K	 13

SIGNATURES	                                                                25

	                                   PART I

	    Item 1.  Business.

    Capital Source L.P. (the "Registrant" or the "Partnership")hereby amends Items 1, 2, 5, 6, 7, 8, 10, 13, and 14 of its Form 10-K filed for the fiscal year ended December 31, 1997, to restate its financial statements to reflect the Registrants investments in Operating Partnerships on the equity method of accounting. Such investments had previously been consolidated by the Registrant as more fully described in Note 2.H. to the financial statements. Accordingly the financial statements, supplementary tables and related disclosures have all been restated to the new basis of accounting. The financial statements appearing in the Partnership's 10K for the year ending December 31, 1997, should not be relied upon.

    Capital Source L.P. was formed in August 1985 under the Delaware Revised Uniform Limited Partnership Act to invest principally in federally-insured mortgages on multifamily housing properties and to acquire, hold, sell, dispose of and otherwise deal with limited partnership interests ("Partnership Equity Investments") in the limited partnerships (the "Operating Partnerships") which construct and operate these properties. The Registrant's investment objectives are to: (i) achieve long-term capital appreciation through increases in the value of the Partnership Equity Investments; (ii) provide quarterly cash distributions to investors; (iii) provide investors with federal income tax deductions that may offset, in part, taxable cash distributions subsequent to the initial closing on Beneficial Assignment Certificates ("BACs") representing a beneficial assignment of limited partnership interests in the Registrant; (iv) provide the potential for increases in cash distributions from income from Operating Partnerships and sale of the multifamily housing properties; and (v) preserve and protect the Registrant's capital. The Partnership originally intended to qualify the BACs for quotation on NASDAQ within 24 to 36 months after it commenced operations in order to make the BACs freely transferable. However, at a Special Meeting of BAC Holders on May 17, 1990, an amendment to the Partnership Agreement was approved to only allow limited transferability of BACs to preserve the tax status of the Partnership and avoid being designated as a "publicly traded partnership".

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
                                                       ========                     ===============

     Depreciation is taken by the Operating Partnerships on each property on a straight-line basis over the estimated useful lives of the various components of the properties ranging from five to 40 years.

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

     In the opinion of the Partnership's management, each of the properties is adequately covered by insurance. For additional information concerning the properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations". A discussion of general competitive conditions to which these properties are subject is included in Item 1 hereof.

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

                                                       Per BAC
                                           Year Ended            Year Ended
                                       December 31, 1997     December 31, 1996
                                       -----------------     -----------------
              Income                              .8952       $          .9352
              Return of Capital                   .1148                  .0748
                                       -----------------     -----------------
              Total                    $         1.0100       $         1.0100
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

                                                            For the	       For the	       For the        For the        For the
		                                                       Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
		                                                    Dec. 31, 1997  Dec. 31, 1996  Dec. 31, 1995  Dec. 31, 1994  Dec. 31, 1993
                                                      -------------  -------------  -------------  -------------  -------------
Mortgage-backed securities income	                    $  3,302,727   $			3,340,747   $  3,895,475   $  3,924,176   $  4,041,282
Interest income on temporary cash investments
 and U.S. government securities                            554,604        523,636      	 193,257        130,252        164,968
Equity in losses of Operating Partnerships 	              (178,550)   			(257,512)      (255,500)      (232,361)      (589,285)
Other income                                                 5,334          9,749          3,950          2,400          1,350
Operating and administrative expenses                     (632,894)      (429,313)      (365,125)      (359,592)      (383,475)
						                                                -------------  -------------  -------------  -------------  -------------
Net income	                                           $  3,051,221   $  3,187,307   $ 	3,472,057   $  3,464,875   $  3,234,840
                                                      =============  =============  =============  =============  =============
Net income, basic and diluted, per
 Beneficial Assignment Certificate (BAC)              $        .90   $        .94   $       1.02   $       1.02   $        .95
                                                      =============  =============  =============  =============  =============
Cash distributions paid or accrued per BAC	           $     1.0100   $     1.0100   $     1.0100   $     1.0100   $     2.6825
                                                      =============  =============  =============  =============  =============
Investment in FHA Loans                 	             $ 12,511,046   $ 12,585,755   $ 12,654,188   $ 12,716,874   $ 12,774,294
                                                      =============  =============  =============  =============  =============
Investment in GNMA Certificates     	                 $ 23,588,139   $ 23,937,795   $ 24,388,920   $ 31,770,666   $ 30,061,060
                                                      =============  =============  =============  =============  =============
Total assets	                                         $ 46,965,808   $ 47,248,776   $ 47,541,721   $ 47,448,997   $ 47,427,868
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

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                               For the	            For the             For the
                                                                            Year Ended	       	 Year Ended          Year Ended
                                                                         Dec. 31, 1997	      Dec. 31, 1996       Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Regular monthly distributions
	Income				                                                             $        .8952      $        .9352      $       1.0100
	Return of capital				                                                           .1148               .0748     	         .0000
                                                                        ---------------     ---------------     ---------------
				                                                                    $       1.0100      $       1.0100 	    $       1.0100
                                                                        ===============     ===============     ===============
Distributions
	Paid out of cash flow							                                           $       1.0100      $       1.0100	     $       1.0100
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

The Partnership believes that cash provided by operating and investing activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet its short-term and long-term liquidity requirements, including the payments of distributions to BAC Holders. Under the terms of the Partnership Agreement, the Partnership has the authority to enter into short-term and long-term debt financing arrangements; however, the Partnership currently does not anticipate entering into such arrangements. The Partnership is not authorized to issue additional BACs to meet short-term and long-term liquidity requirements.

Year 2000

The Partnership does not own or operate its own computer system and owns no business or other equipment. However, the operation of the Partnership's business relies on the computer system and other equipment maintained by America First Companies L.L.C., the parent company of its general partners ("America First"). In addition, the Partnership has business relationships with a number of third parties whose ability to perform their obligations to the Partnership depend on such systems and equipment. Some or all of these systems and equipment may be affected by the inability of certain computer programs and embedded circuitry to correctly recognize dates occurring after December 31, 1999. America First has adopted a plan to deal with this so-called "Year 2000 problem" with respect to its information technology ("IT") systems, non-IT systems and third party business relationships.

State of Readiness

The IT system maintained by America First consists primarily of personal computers, most of which are connected by a local area network. All accounting and other record keeping functions relating to the Partnership that are conducted in house by America First are performed on this PC-LAN system. America First does not own or operate any "mainframe" computer systems. The PC-LAN system runs software programs that America First believes are compatible with dates after December 31, 1999. America First has engaged a third party computer consulting firm to review and test its PC-LAN system to ensure that it will function correctly after that date and expects that this process, along with any necessary remediation, will be completed by March 31, 1999. America First believes any Year 2000 problems relating to its IT systems will resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the America First IT systems that will need to be resolved.

Non-IT systems include embedded circuitry such as microcontrollers found in telephone equipment, security and alarm systems, copiers, fax machines, mail room equipment, heating and air conditioning systems and other infrastructure systems that are used by America First in connection with the operation of the Partnership's business. America First is reviewing its non-IT systems along with the providers that service and maintain these systems, with initial emphasis being placed on those, such as telephone systems, which have been identified as necessary to America First's ability to conduct the operation of the Partnership's business activities. America First expects that any necessary modification or replacement of such "mission critical" systems will be accomplished by mid-1999.

The Partnership has no control over the remediation efforts of third parties with which it has material business relationships and the failure of certain of these third parties to successfully remediate their Year 2000 issues could have a material adverse effect on the Partnership. Accordingly, America First has undertaken the process of contacting each such third party to determine the state of their readiness for Year 2000. Such parties include, but are not limited to, the obligors on the Partnership's GNMA Certificates and FHA Loans, the Partnership's transfer and paying agent and the financial institutions with which the Partnership maintains accounts. America First has received initial assurances from certain of these third parties that their ability to perform their obligations to the Partnership are not expected to be materially adversely affected by the Year 2000 problem. America First will continue to request updated information from these material third parties in order to access their Year 2000 readiness. If a material third party vendor is unable to provide assurance to America First that it is, or will be, ready for Year 2000, America First intends to seek an alternative vendor to the extent practical.

Costs

All of the IT systems and non-IT systems used to conduct the Partnership's business operations are owned or leased by America First. Under the terms of its partnership agreement, neither America First nor the Partnership's general partners may be reimbursed by the Partnership for expenses associated with their computer systems or other business equipment. Therefore, the costs associated with the identification, remediation and testing of America First's IT and non-IT systems will be paid by America First rather than the Partnership. The Partnership will bear its proportionate share of the costs associated with surveying the Year 2000 readiness of third parties. However, the Partnership's share of the costs associated with these activities are expected to be insignificant. Accordingly, the costs associated with addressing the Partnership's Year 2000 issues are not expected to have a material effect on the Partnership's results of operations, financial position or cash flow.

Year 2000 Risks

The Partnership's general partners believe that the most reasonably likely worst-case scenario will be that one or more of the third parties with which it has a material business relationship will not have successfully dealt with its Year 2000 issues and, as a result, is unable to provide services or otherwise perform its obligations to the Partnership. For example, if an obligor on the Partnership's GNMA Certificates or FHA Loan encounters a serious and unexpected Year 2000 issue, it may be unable to make a timely payment of principal and interest to the Partnership. This, in turn, could cause a delay or temporary reduction in cash distributions to BAC holders. In addition, if the Partnership's transfer and paying agent experiences Year 2000-related difficulties, it may cause delays in making distributions to BAC holders or in the processing of transfers of BACs. It is also possible that one or more of the IT and non-IT systems of America First will not function correctly, and that such problems may make it difficult to conduct necessary accounting and other record keeping functions for the Partnership. However, based on currently available information, the general partners do not believe that there will be any protracted systemic failures of the IT or non-IT systems utilized by America First in connection with the operation of the Partnership's business.

Contingency Plans

Because of the progress which America First has made toward achieving Year 2000 readiness, the Partnership has not made any specific contingency plans with respect to the IT and non-IT systems of America First. In the event of a Year 2000 problem with its IT system, America First may be required to manually perform certain accounting and other record-keeping functions. America First plans to terminate the Partnership's relationships with material third party service providers that are not able to represent to America First that they will be able to successfully resolve their material Year 2000 issues in a timely manner. However, the Partnership will not be able to terminate its relationships with certain third parties, such as the obligors on its GNMA Certificates and FHA Loans, who may experience Year 2000 problems. The Partnership has no specific contingency plans for dealing with Year 2000 problems experienced with these third parties.

All forecasts, estimates or other statements in this report relating to the Year 2000 readiness of the Partnership and its affiliates are based on information and assumptions about future events. Such "forward-looking statements" are subject to various known and unknown risks and uncertainties that may cause actual events to differ from such statements. Important factors upon which the Partnership's Year 2000 forward-looking statements are based include, but are not limited to, (a) the belief of America First that the software used in IT systems is already able to correctly read and interpret dates after December 31, 1999 and will require little or any remediation; (b) the ability to identify, repair or replace mission critical non-IT equipment in a timely manner, (c) third parties' remediation of their internal systems to be Year 2000 ready and their willingness to test their systems interfaces with those of America First, (d) no third party system failures causing material disruption of telecommunications, data transmission, payment networks, government services, utilities or other infrastructure, (e) no unexpected failures by third parties with which the Partnership has a material business relationship and (f) no material undiscovered flaws in America First's Year 2000 testing process.

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

The fair value of the properties underlying the Operating Partnerships is based on management's best estimate of the fair value of such properties, however; the ultimate realized values may vary from these estimates. The fair value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to management by an independent real estate firm and are based on local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration.

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

Highland Park Apartments

Highland Park Apartments contains 252 luxury garden apartments and is located in Columbus, Ohio. Average occupancy was 93% in 1997, compared to 95% in 1996. Excluding interest, net cash flow generated by Highland Park Apartments, increased approximately 7% from 1996 to 1997. This increase is due to a 2% increase in operating revenue resulting from rental rate increases and a 5% decrease in real estate operating expenses, primarily property improvements. The property remained current on its mortgage obligations throughout 1997 and generated cash flow in excess of debt service.

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

At December 31, 1997, the Operating Partnership was in compliance with the terms of a Reinstatement Agreement entered into in 1993. The Operating Partnership was current on its debt service payments on its mortgage loan during 1997.

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

Results of Operations

The tables below compare the results of operations for each year shown.

                                                                               For the	            For the		          For the
                                                                       	    Year Ended     		   Year Ended		       Year Ended
                                                                         Dec. 31, 1997 		    Dec. 31, 1996       Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $    3,302,727      $    3,340,747	     $    3,895,475
Interest income on temporary cash investments
  and U.S. government securities             	                                 554,604             523,636		           193,257
Equity in losses of Operating Partnerships 		                                	(178,550)           (257,512)          	(255,500)
Other income                                                                     5,334               9,749               3,950
                                                                         --------------     ---------------     ---------------
				                                                                         3,684,115           3,616,620           3,837,182
Operating and administrative expenses	                                         632,894             429,313 		          365,125
                                                                         --------------     ---------------     ---------------
Net income	                                                              $   3,051,221      $    3,187,307	     $    3,472,057
                                                                         ==============     ===============     ===============

                                                                         	    Increase	           Increase
                                                                       		    (Decrease)     		   (Decrease)
                                                                             From 1996 		        From 1995
                                                                        ---------------     ---------------
Mortgage-backed securities income                                       $     (38,020)     $     (554,728)
Interest income on temporary cash investments
  and U.S. government securities                                                30,968             330,379
Equity in losses of Operating	Partnerships                                      78,962														(2,012)
Other income                                                                    (4,415)              5,799
                                                                         --------------     ---------------
				                                                                            67,495            (220,562)
Operating and administrative expenses	                                         203,581              64,188
                                                                         --------------     ---------------
Net income	                                                              $    (136,086)     $     (284,750)
                                                                         ==============     ===============

Mortgage-backed securities income decreased $38,020 from 1996 to 1997. The decrease was due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Mortgage-backed securities income decreased $554,728 from 1995 to 1996, primarily due to payoff of the GNMA Certificate related to Falcon Point Apartments in November 1995.

Interest on temporary cash investments and U.S. government securities increased $30,968 from 1996 to 1997 due to an increase in the Partnership's cash reserve as additional cash was placed in reserves during 1996 and 1997. Interest on temporary cash investments and U.S. government securities increased $330,379 from 1995 to 1996. This increase is the result of investing proceeds received from the payoff of the GNMA Certificate related to Falcon Point Apartments in November 1995 and to additions made to the Partnership's reserves during 1996.

The recognition of equity in losses of Operating Partnerships have been suspended, limited to the extent distributions are received and capital investments are made.

The Partnership made additional investments in certain Operating Partnerships of $178,550, $334,745 and $255,500 during 1997, 1996 and 1995, respectively.
During 1996, the Partnership received a distribution of $77,233 from one of the Operating Partnerships. The Partnership recorded equity in losses of Operating Partnerships for 1997, 1996, and 1995 to the extent of the additional investments in Operating Partnerships, net of distributions received.

Operating and administrative expenses increased $203,581 from 1996 to 1997. This increase was due to: (i) an increase of approximately $137,000 in salaries and related expenses, and (ii) an increase of approximately $44,000 in professional fees incurred in connection with a review of various options available to the Partnership to improve total investment returns and provide liquidity to the Partnerhip's investors and (iii) an increase of approximately $23,000 in other operating and administrative expenses. Operating and administrative expenses increased $64,188 from 1995 to 1996 primarily due to increases in salaries and related expenses.

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

	    George Kubat, 52, is the President and Chief Executive Officer of Phillips Manufacturing Co., an Omaha, Nebraska, based manufacturer of drywall metals and construction materials. Prior to assuming that position in November 1992, Mr. Kubat was a certified public accountant with Coopers & Lybrand in Omaha, Nebraska, from 1969. He was the tax partner in charge of the Omaha office from 1981 to 1992. Mr. Kubat currently serves on the board of directors of Sitel Corporation and InfoUSA.

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

	    Item 11. Executive Compensation. The Registrant does not have any directors or officers. None of the directors or officers of the General Partners or the managers or officers of America First receive compensation from the Registrant and neither General Partner receives reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to the General Partners pursuant to the terms of its agreement of limited partnership during the period ending December 31, 1997, is described in Note 7 to the Notes to the Financial Statements filed in response to Item 8 hereof.

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

	    During 1997, the Registrant paid or reimbursed the General Partners $533,419 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 7 to Notes to Financial Statements filed in response to Item 8 hereof for a description of these costs and expenses.

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

		          1.	Financial Statements.  The following financial statements are included in response to Item 8 of this report:

		          Independent Accountants' Report.

		          Balance Sheets of the Registrant as of December 31, 1997, and
            December 31, 1996.

		          Statements of Income of the Registrant for the years ended
            December 31, 1997, December 31, 1996, and December 31, 1995.

		          Statements of Partners' Capital (Deficit) of the Registrant for
            the years ended December 31, 1997, December 31, 1996, and December
            31, 1995.

		          Statements of Cash Flows of the Registrant for the years ended
            December 31, 1997, December 31, 1996, and December 31, 1995.

		          Notes to Financial Statements of the Registrant.

		          2.	Financial Statement Schedules.  The information required to be set forth in the financial statement schedules is shown in the Notes to
     Financial Statements filed in response to Item 8 hereof.

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

			            24.	Power of Attorney (incorporated herein by reference to Form
												10-K dated December 31, 1997, filed pursuant to section 13 or
												15(d) of the Securities Exchange Act of 1934 by Capital Source
												L.P. (Commission File No. 0-16497)).

	    (b)	The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
Capital Source L.P.:

We have audited the accompanying balance sheets of Capital Source L.P. as of December 31, 1997 and 1996, and the related statements of income, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Source L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 2.H., the accompanying financial statements have been restated to reflect the investments made by Capital Source L.P. in Operating Partnerships on the equity method of accounting. Such investments had previously been consolidated by Capital Source L.P..

Omaha, Nebraska
October 23, 1998																																KPMG Peat Marwick LLP

CAPITAL SOURCE L.P.
BALANCE SHEETS

                                                                                             Dec. 31, 1997       Dec. 31, 1996
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                 $   10,410,564      $   10,272,497
 Investment in FHA Loans (Note 5)                                                               12,511,046          12,585,755
 Investment in GNMA Certificates (Note 5)                                                       23,588,139          23,937,795
 Investment in Operating Partnerships (Note 6)                                                        -                   -
 Interest receivable                                                                               321,485             321,760
 Other assets                                                                                      134,574             130,969
                                                                                            ---------------     ---------------
                                                                                            $   46,965,808      $   47,248,776
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable (Note 7)	                                                                $      204,142      $       98,056
		Distribution payable (Note 4)		                                                                  860,587             860,587
                                                                                            ---------------     ---------------
                                                                                             		  1,064,729             958,643
                                                                                            ---------------     ---------------
 Partners' Capital (Deficit)
	 General Partner	                                                                                (156,647)           (152,756)
 	Beneficial Assignment Certificate Holders
			($13.65 per BAC in 1997 and $13.76 in 1996)	                                                 46,057,726          46,442,889
                                                                                            ---------------     ---------------
                                                                                          		    45,901,079          46,290,133
                                                                                            ---------------     ---------------
                                                                                      				  $   46,965,808      $   47,248,776
                                                                                            ===============     ===============

CAPITAL SOURCE L.P.
STATEMENTS OF INCOME

                                                      			                      For the             For the             For the
                                               			                          Year Ended          Year Ended          Year Ended
                                               				                      Dec. 31, 1997       Dec. 31, 1996	      Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Income
	Mortgage-backed securities income (Note 5)                             $				3,302,727      $    3,340,747      $    3,895,475
	Interest income on temporary cash investments
    and U.S. government securities       	                                     554,604             523,636             193,257
 Equity in losses of Operating Partnerships (Note 6)                        		(178,550)           (257,512)           (255,500)
 Other income                                                                    5,334               9,749               3,950
     	                                                                  ---------------     ---------------     ---------------
                                                                             3,684,115           3,616,620           3,837,182
Expenses
	Operating and administrative expenses (Note 7)                                632,894             429,313             365,125
                                                                        ---------------     ---------------     ---------------
Net income	                                                             $    3,051,221      $    3,187,307      $    3,472,057
                                                                        ===============     ===============     ===============
Net income allocated to:
	General Partner	                                                       $       30,512      $       31,873      $       34,721
	BAC Holders		                                                               3,020,709           3,155,434           3,437,336
                                                                        ---------------     ---------------     ---------------
			                                                                     $    3,051,221      $    3,187,307      $    3,472,057
                                                                        ===============     ===============     ===============
Net income, basic and diluted, per BAC	                                 $          .90      $          .94      $         1.02
                                                                        ===============     ===============     ===============
Weighted average number of BACs outstanding	                                 3,374,222           3,374,222           3,374,222
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FROM DECEMBER 31, 1994 TO DECEMBER 31, 1997




                                                           General            	 BAC
                                                          Partners            Holders	           		Total
                                                    ---------------     ---------------     ---------------
Partners' Capital (Deficit) (excluding net unrealized
 holding gains)
  Balance at December 31, 1994,
    as previously reported                           $    (269,500)      $  34,885,222       $  34,615,722
  Effect of restatement (Note 2.I.)                        118,583          11,739,739          11,858,322
																																																					---------------     ---------------     ---------------
  Balance at December 31, 1994, as restated               (150,917)         46,624,961          46,474,044
  Net income                                                34,721           3,437,336           3,472,057
  Cash distributions paid or accrued (Note 4)              (34,424)         (3,407,964)         (3,442,388)
                                                     ---------------     ---------------     ---------------
  Balance at December 31, 1995                            (150,620)         46,654,333   	      46,503,713
  Net income				                                            31,873		         3,155,434  	        3,187,307
  Cash distributions paid or accrued (Note 4)		            (34,424)		       (3,407,965)         (3,442,389)
                                                      ---------------     ---------------     ---------------
  Balance at December 31, 1996                            (153,171)         46,401,802          46,248,631
  Net income                                                30,512           3,020,709           3,051,221
  Cash distributions paid or accrued (Note 4)              (34,424)         (3,407,965)         (3,442,389)
                                                    ---------------     ---------------     ---------------
                                                   	      (157,083)         46,014,546          45,857,463
                                                    ---------------     ---------------     ---------------
Net unrealized holding gains
 Balance at December 31, 1994                                 -                   -                   -
  Net change                                                   810              80,196              81,006
                                                    ---------------     ---------------     ---------------
 Balance at December 31, 1995                                  810              80,196              81,006
  Net change                                                  (395)            (39,109)            (39,504)
                                                    ---------------     ---------------     ---------------
 Balance at December 31, 1996                                  415              41,087              41,502
  Net change                                                    21               2,093               2,114
                                                    ---------------     ---------------     ---------------
                                                               436              43,180              43,616
                                                    ---------------     ---------------     ---------------
Balance at December 31, 1997                        $     (156,647)     $   46,057,726      $   45,901,079
                                                    ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended	         Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996	      Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
 Net income			                                                          $    3,051,221      $    3,187,307      $   3,472,057
  Adjustments to reconcile net income to
    net cash provided by operating activities
   Equity in losses of Operating Partnerships	 			                             178,550           		257,512            255,500
   Amortization of discount on mortgage-backed securities				                   (2,665)             (6,700)           (11,656)
   Decrease in interest receivable                                                 275              10,926             10,911
   Decrease (increase) in other assets                                         	(3,605)           	 67,223          	  67,811
   Increase (decrease) in accounts payable                                     106,086               1,641            (17,951)
                                                                        ---------------     ---------------     ---------------
   Net cash provided by operating activities                             				3,329,862           3,517,909           3,776,672
                                                                        ---------------     ---------------     ---------------
Cash flows from investing activities
 FHA Loan and GNMA principal payments received                                 429,144             491,754           7,519,672
 Maturity of U.S. government securities                                           -              1,000,000                -
 Distributions received from Operating Partnerships                               -                 77,233                -
 Investments in Operating Partnerships                                       	(178,550)           (334,745)           (255,500)
 Acquisition of U.S. government securities                                        -                   -               (987,578)
                                                                        ---------------     ---------------     ---------------
  Net cash provided by investing activities                             							250,594           1,234,242           6,276,594
                                                                        ---------------     ---------------     ---------------
Cash flows from financing activities
 Distributions paid				                                                     (3,442,389)         (3,442,389)         (3,442,388)
                                                                        ---------------     ---------------     ---------------
Net increase in cash and temporary cash investments	                           138,067           1,309,762           6,610,878
Cash and temporary cash investments at beginning of year  				              10,272,497           8,962,735           2,351,857
                                                                        ---------------     ---------------     ---------------
Cash and temporary cash investments at end of year  			                 $   10,410,564      $   10,272,497      $    8,962,735
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

1.	Organization

Capital Source L.P. (the Partnership) was formed on August 22, 1985, under the Delaware Revised Uniform Limited Partnership Act. The General Partners of the Partnership are Insured Mortgage Equities Inc. and America First Capital Source I, L.L.C. (the General Partners).


The Partnership was formed to invest principally in federally-insured mortgages on multifamily housing properties and limited partnership interests in the operating partnerships which construct and operate these properties. Each federally insured loan is guaranteed in amounts equal to the face amount of the mortgage, by the Federal Housing Administration (FHA) or the Government National Mortgage Association (GNMA) Hereinafter, the Partnership's investments in such mortgages are referred to as investments in mortgage-backed securities. The Operating Partnerships are geographically located as follows: (i) two in North Carolina; and, (ii) one each in Ohio, Florida, Michigan, Virginia and Illinois.

CS Properties I, Inc., which is owned by the General Partners, serves as the Special Limited Partner for the Operating Partnerships. The Special Limited Partner has the power, among other things, to remove the general partners of the Operating Partnerships under certain circumstances and to consent to the sale of the Operating Partnerships' assets. CS Properties I, Inc. also serves as the general partner of Misty Springs Apartments, Waterman's Crossing and Fox Hollow Apartments.

The Partnership will terminate subsequent to the sale of all properties but in no event will the Partnership continue beyond December 31, 2030.

2.	Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

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

	B)	Investment in Mortgage-Backed Securities
    Investment securities are classified as held-to-maturity,
    available-for-sale, or trading.  Investments classified as held-to-maturity are carried at amortized cost.  Investments classified as available-for-sale are reported at fair value, as determined by reference
				to published sources.  Any unrealized gains or losses are excluded from
				earnings and reflected as a separate component of partners' capital.
				Subsequent increases and decreases in the net unrealized gain/loss on the
			 available-for-sale securities are reflected as adjustments to the carrying
			 value of the portfolio and adjustments to the component of partners'
				capital.  The Partnership does not have investment securities classified
				as trading.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

	C)	Investment in Operating Partnerships
    The investment in Operating Partnerships consists of interests in limited partnerships which own properties underlying the mortgage-backed securities and are accounted for using the equity method.  The investments
				by the Partnership in the Operating Partnership were recorded at the cost
				to acquire such interests.  Subsequently losses were recorded by the
				Partnership as they were realized by the Operating Partnerships.  The
				Partnerships suspended recognizing losses in the Operating Partnerships
				when its entire initial investment had been consumed by such losses.
				Subsequently, losses have been recognized only to the extent of additional
				contributions net of distribution received,  to the Operating Partnerships
			 by the Partnership.  The	Operating Partnerships are not insured or
				guaranteed.  The value of these investments is a function of the value of
			 the real estate underlying the Operating Partnerships.  With regard to the
			 Operating Partnerships, the Partnership has no legal obligation to provide
			 additional cash support as they are not the general partner, nor have they
			 indicated any commitment to provide this support; accordingly they have
				not reduced their investment in these operating partnerships below zero.

 D) Income Taxes
    No provision has been made for income taxes since BAC Holders are required to report their share of the Partnership's income for federal and state income tax purposes. The book basis of the Partnerships' assets and liabilities exceeded the tax basis by $9,517,551 and $8,336,381 at December 31, 1997, and December 31, 1996, respectively.

 E)	Temporary Cash Investments
    Temporary cash investments are invested in short-term debt securities purchased with an original maturity of three months or less.

 F) Net Income per Beneficial Assignment Certificate (BAC)
    Net income per BAC is based on the number of BACs outstanding (3,374,222) during each year presented.

 G) New Accounting Pronouncement
    The Financial Accounting Standards Board has issued Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128). FAS 128, which is effective for periods ending after December 15, 1997, did not have an impact on the Partnership's computation, presentation or disclosure of earnings per BAC as no dilutive common share equivalents existed at December 31, 1997.

 H) Restatement
    The Partnership holds a majority ownership interest and through CS Properties I, Inc. can influence the decisions of the general partners of the Operating Partnerships in certain circumstances. Accordingly, the Partnership had consolidated the Operating Partnerships since inception. In 1998, it was determined that this influence did not constitute control of the Operating Partnerhips. Therefore, the accompanying financial statements have been restated to deconsolidate the Operating Partnerships and to account for the investments in Operating Partnerships under the equity method of accounting rather than consolidation.

    Under the equity method of accounting, the Partnership's investments are adjusted to reflect its share of Operating Partnership profits or losses
				and distributions.  As required by consolidation accounting, the Partner-
				ship had recorded losses from the Operating Partnerships substantially in
			 excess of its investments.  As previously disclosed, the Partnership
			 is not the general partner, nor is it obliged to fund the negative balances.
		  Under equity accounting, the Partnership does not reduce the carrying value
			 of its investments below zero.  As restated, investments in the Operating
    Partnerships are reflected at zero and profits and losses are recorded
				based on capital contributions made and distributions received from the
				Operating Partnerships.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

    The restatement increased partners' capital at December 31, 1994 by
    $11,858,322, which was the negative balance of the Investment in Operating
    Partnerships at that date.  The restatement further increased net income
				for 1997, 1996 and 1995 by $648,681, $539,989 and $639,944, respectively.
		  Income before extraordinary item increased by $622,205 for 1996.  Net income
			 per BAC (basic and diluted) increased by $.20, $.16, and $.19, respectively.
		  Income per BAC, before extraordinary item, increased by $.18 for 1996.

3.	Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at December 31, 1997:

Cash and temporary cash investments				                               $    9,698,532
GNMA Certificates                                                          1,088,526
                                                                      ---------------
                              					                                   $   10,787,058
                                                                      ===============

The reserve account was established to maintain working capital for the Partnership and is available for distribution to BAC Holders and for any contingencies related to mortgage-backed securities and the operation of the Partnership. See Note 5 regarding the investment in mortgage backed securities.

4.  Partnership Income, Expenses and Cash Distributions

Profits and losses from continuing operations and cash available for distribution will be allocated 99% to the investors and 1% to the General Partners. Certain fees payable to the General Partners will not become due until investors have received certain priority returns. Cash distributions included in the financial statements represent the actual cash distributions made during each year and the change in cash distributions accrued at the end of each year.

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

5.	Investment in Mortgage-Backed Securities

The mortgage-backed securities held by the Partnership represent Government National Mortgage Association (GNMA) Certificates and Federal Housing Administration (FHA) Loans. The GNMA Certificates are backed by first mortgage loans on multifamily housing properties and pools of single-family properties. The GNMA Certificates are debt securities issued by a private mortgage lender and are guaranteed by GNMA as to the full and timely payment of principal and interest on the underlying loans. The FHA Loans are guaranteed as to the full and timely payment of principal and interest on the underlying loans.

At December 31, 1997, the total amortized cost, gross unrealized holding gains, and aggregate fair value of available-for-sale securities were $1,044,910, $43,616 and $1,088,526, respectively. The total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $35,010,659, $491,651 and $35,502,310, respectively.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

At December 31, 1996, the total amortized cost, gross unrealized holding gains, and aggregate fair value of available-for-sale securities were $1,285,894, $41,502 and $1,327,396, respectively. The total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $35,196,154, $369,253 and $35,565,407, respectively.

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

Descriptions of the Partnership's mortgage-backed securities held during the year ended December 31, 1997, are as follows:

                                                                                                                        Income
                                      					          	    Number 	    Interest					  Maturity   				   Carrying         Earned
Type of Security and Name        			  Location       			of Units   	      Rate 		   					Date    	 	 	 		Amount        in 1997
---------------------------------			-----------------   --------   ----------- 	 ------------   ---------------    -----------
Held-to-Maturity
GNMA Certificates:
 Misty Springs Apartments	          Daytona Beach, FL       128       8.75%	       06-15-2029   $  4,271,963      $   374,738
 The Ponds at Georgetown	           Ann Arbor, MI           134       9.00%	       12-15-2029      2,233,928          201,510
 Waterman's Crossing	               Newport News, VA        260      10.00%	       09-15-2028     10,927,185        1,094,961
 Water's Edge Apartments	           Lake Villa, IL          108       8.75%	       12-15-2028      5,066,537          444,493
																																																																																																---------------   ------------
																																																																																																		22,499,613								2,115,702
FHA Loans:
 Bluff Ridge Apartments	            Jacksonville, NC        108       8.72%	       11-15-2028	     3,510,035          306,923
 Highland Park Apartments	          Columbus, OH            252       8.75%	       11-01-2028      9,001,011          789,781
                                                                      								                  ---------------   ------------
                                                                    		                            12,511,046        1,096,704
                                                                                                ---------------   ------------
																																																																																																		35,010,659								3,212,406
Available-for-Sale
GNMA Certificates:
 Pools of single-family mortgages	                                    7.58%(1)   2008 to 2009     	  539,913(2)     	  45,538
 Pools of single-family mortgages	                                    7.58%(1)	  2007 to 2008      	 548,613(2)     	  44,783
                                                                                                ---------------   ------------
                                                                                            							1,088,526       			 90,321
                                                                                					 								  ---------------   ------------
 Balance at December 31,1997                                                                   $		36,099,185      $ 3,302,727
                                                                                							 						  ===============   ============

  (1) Represents yield to the Partnership.
  (2) Reserve account asset - see Note 3.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Balance at beginning of year                                            $   36,523,550      $   37,043,108      $   44,487,540
	Additions
		Amortization of discount on mortgage-backed securities                         2,665               6,700              11,656
		Change in net unrealized holding gains on
   available-for-sale mortgage-backed securities                                 2,114             (34,504)             63,584
	Deductions
		FHA Loan and GNMA principal payments received                               (429,144)           (491,754)         (7,519,672)
                                                                        ---------------     ---------------     ---------------
Balance at end of year                      					                       $   36,099,185      $   36,523,550      $   37,043,108
                                                                        ===============     ===============     ===============

6.	Investment in Operating Partnerships

The Partnership's Operating Partnerships consist of interests in limited partnerships which own multifamily properties financed by the GNMA Certificates and FHA Loans held by the Partnership. The limited partnership agreements originally provided for the payment of a base return on the equity provided to the limited partnerships and for the payment of additional amounts out of a portion of the net cash flow or net sale or refinancing proceeds of the properties subject to various priority payments.

Descriptions of the Operating Partnerships held at December 31, 1997, are as follows:

                                                                                                                     Equity in
                                                                                                                     Losses of
                                                                                                       Carrying      Operating
Name                         	Location                 Partnership Name			                               Amount   Partnerships
------------------------      ---------------------    -----------------------------------------    ------------  -------------
Misty Springs Apartments	     Daytona Beach, FL        Cypress Landings II, LTD.                    $      -       $   (30,000)
The Ponds at Georgetown	      Ann Arbor, MI            Ponds at Georgetown Limited Partnership             -           (53,550)
Waterman's Crossing	          Newport News, VA         Oyster Cove Limited Partnership                     -     						(95,000)
Water's Edge Apartments	      Lake Villa, IL           Water's Edge Limited Partnership                    -              -
Bluff Ridge Apartments	       Jacksonville, NC         Bluff Ridge Associates Limited Partnership          -              -
Highland Park Apartments	     Columbus, OH             Interstate Limited Partnership                      -              -
                                                                                                    ------------   ------------
Balance at December 31, 1997                                                                    				$      -       $   (178,550)
                                                                                                    ============   ============


CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

Reconciliation of the carrying amount of the Operating Partnerships is as follows:

                                                                              For the             For the             For the
                                                                           Year Ended          Year Ended          Year Ended
                                                                        Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                       ---------------     ---------------     ---------------
Balance at beginning of year                  								                 $         -         $          -        $          -
	Addition
  Investment in Operating Partnerships                                        178,550             	334,745            	255,500
 Deductions
		Equity in losses of Operating Partnerships                          							(178,550)            (257,512)           (255,500)
		Distributions received from Operating Partnerships                             -                 (77,233)               -
                                                                       ---------------      ---------------     ---------------
Balance at end of year                   					                         $         -          $ 	       -         $         -
                                                                       ===============      ===============     ===============

Combined Financial Statements of the Operating Partnerships are as follows:

CAPITAL SOURCE L.P.
OPERATING PARTNERSHIPS BALANCE SHEETS

                                                                                             Dec. 31, 1997       Dec. 31, 1996
                                                                                            ---------------     ---------------
Assets
 Investment in real estate:
		Land																				                                                              			$  		3,093,671      $    3,093,671
		Buildings																		                                                               			37,716,906          37,697,254
		Personal Property																																																																													2,001,950											1,992,979
																					                                                   																				  --------------     ---------------
																																																																																															42,812,527										42,783,904
		Less accumulated depreciation														                                                	(11,267,188)								(10,307,126)
																																																																																														--------------     ---------------

 	Net investment in real estate                                                             	  31,545,339          32,476,778

		Cash and temporary cash investments, at cost
			which approximates market value	                                                             	 294,233           	 317,401
		Escrow deposits and property reserves                                                      				 600,753			 									600,395
		Interest and other receivables																																																																			16,103															8,805
		Deferred mortgage issuance cost, net of
			accumulated amortization																																																																					2,047,698											2,121,677
  Other assets																																																																																				518,661													540,623
																																																																																														--------------     ---------------
																																																																																											$			35,022,787						$			36,065,679
																																																																																														==============					===============

Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable and accrued expenses                                                    $    1,303,872      $    1,294,720
		Mortgage loan payable										                                                           		 41,331,679          41,551,672
		Intercompany interest payable																																																																			291,230         			 292,403
		Due to general partners and their affiliates                                                	 4,013,626    						 4,117,105
	                                                                                            	---------------     ---------------
																																																																																															46,940,407          47,255,900
																																																																																														---------------     ---------------

 Partners' Capital (Deficit)
	 General Partners                                                                            (11,917,620)         (11,190,221)
 	Limited Partners																																																																																				-            		 				 -
                                                                                           	 ---------------     ---------------
																																																																																														(11,917,620)         (11,190,221)

                                                                                          	$  	35,022,787      $ 	 	36,065,679
                                                                                           	 ===============     ===============

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

CAPITAL SOURCE L.P.
OPERATING PARTNERSHIPS INCOME STATEMENTS
                                                                         Dec. 31, 1997        Dec. 31, 1996      	Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Income
 Rental income																																																										$				7,555,700      $  	 7,203,323      $		  7,210,114
	Interest on temporary cash investment
		and U.S. government securities																																																29,277         				 26,964   				       31,879
 Other income		                                                              		246,723      			    260,383    			      215,426
                                                                        ---------------     ---------------     ---------------
			                                                                     	   	7,831,700      	    7,490,670         	 7,457,419
                                                                        ---------------     ---------------     ---------------
Expenses
	Real estate operating expenses																																														3,838,231	          3,712,500     	     3,462,042
 Depreciation expense			                                              								 960,062													951,835          		 950,919
 Interest expense																								                                  	 3,836,067 				      3,855,732      					3,922,945
	Amortization															                                              	 				73,980       					  69,309     		  				 74,026
                                                                        ---------------     ---------------    	---------------
			                                                                     	  	 8,708,340      	  	 8,589,376      	 	  8,409,932
																																																																								---------------     ---------------    	---------------
Loss before extraordinary item                                     		  		   	 (876,640)    	    (1,098,706)      	   	(952,513)
  Extraordinary item - gain from forgiveness of
		 accrued interest																																																																-																82,216																	-
                                                                        ---------------     ---------------    	---------------

Net Loss																																																																$				(876,640)						$			(1,016,490)					$					(952,513)
	                                                                       ===============     ===============     ===============
Net Loss allocated to:
 General Partners																																																												(698,090)												(758,978)											(697,013)
	Limited partners																																																												(178,550)												(257,512)											(255,500)
																																																																								---------------     ---------------    	---------------
																														                                        	 $	 		(876,640)						$			(1,016,490)					$					(952,513)
	                                                                       ===============     ===============     ===============


Financial Statements
CAPITAL SOURCE L.P.
OPERATING PARTNERSHIPS CASH FLOW
																																																																															For the														For the													For the
																																																																												Year Ended											Year Ended										Year Ended
                                                                         Dec. 31, 1997        Dec. 31, 1996      	Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
Net loss																																																																$				(876,640)     $  	 (1,016,490)     $		  	(952,513)
		Adjustments to reconcile net loss to net cash
		provided by operating activities:
			Extraordinary item - gain from forgiveness of
				accrued interest																																																														-      							 		 82,216      									  -
			Depreciation and amortization																																												1,034,042       					1,021,144  				     1,024,945
			Decrease (increase) in interest and other receivables                     		(7,298)      				   	 1,233														(2,179)
			Decrease (increase) in escrow deposits and property reserves        	   						(358)      	 			   55,329       					 342,614
			Decrease (increase) in other assets																																									21,962														(31,269)											(103,396)
			Increase in accounts payable and accrued expenses																												9,152														209,282														27,507
			Decrease in intercompany interest payable																																			(1,173)												(313,032)												(38,172)
			Increase (decrease) in due to general partners and their affiliates							(103,479)															4,522												(399,530)
                                                                        ---------------     ---------------     ---------------
  Net cash provided by operating activities																																				76,208															12,935												(100,724)
																																																																								---------------     ---------------     ---------------
Cash flows from investing activities:
			Acquisition of real estate																																																	(19,652)												(12,000)																-
			Acquisition of personal property																																												(8,971)	         		 (5,222)     	 	  		 (7,211)
                                                                        ---------------     ---------------    	---------------
			Net cash used in investing activities 	  				                      							 (28,623)												(17,222)        				 (7,211)
                                                                        ---------------     ---------------    	---------------
Cash flows from financing activities:
 		Principal payments on mortgage loan payable  		                           (219,993)  				     (206,424)    					  (157,182)
			Contributions																																																														178,550        					334,745					    	 	 255,500
			Distributions												                                              								-       							 (77,233) 			     		 		  -
			Other net																                                              				(29,310)       				 (93,005)      					 		  -
                                                                        ---------------     ---------------    	---------------
  	Net cash provided by (used in) financing activities	                  	   	(70,753)      	  	 	(41,917)     	 				  98,318
                                                                        ---------------     ---------------    	---------------
Net decrease in cash and temporary cash investments                     	    	(23,168)      	  			(46,204)     			 		  (9,617)
Cash and temporary cash investments at beginning of year																						317,401													363,605													373,222
                                                                        ---------------     ---------------    	---------------
Cash and temporary cash investments at end of year																												294,233													317,401													363,605
																																																																							===============     ===============     ===============



7.	Transactions with Related Parties

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

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner was $533,419, $347,522, and $309,826 for the years ended December 31, 1997, 1996 and 1995, respectively. These reimbursed expenses are presented on a cash basis and do not reflect accruals made at each year end.

Financial Statements
CAPITAL SOURCE L.P.
OPERATING PARTNERSHIPS CASH FLOW

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

8. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

  Cash and temporary cash investments, interest receivable, other assets,
		accounts payable, distributions payable:  Fair value approximates the
		carrying value of such assets.

  Investment in FHA Loans and GNMA Certificates: Fair values are based on prices obtained from an independent pricing source, adjusted for estimated
		prepayments.

                                                        At December 31, 1997                    At December 31, 1996
                                                -----------------------------------     -----------------------------------
                                                      Carrying           Estimated            Carrying           Estimated
                                                        Amount          Fair Value              Amount          Fair Value
                                                ---------------     ---------------     ---------------     ---------------
Cash and temporary cash investments             $   10,410,564      $   10,410,564      $   10 272,497      $   10,272,497
Investment in FHA Loans                         $   12,511,046      $ 		12,679,944      $   12,585,755      $   12,695,402
Investment in GNMA Certificates                 $   23,588,139      $			23,910,892      $   23,937,795      $   24,197,401


10.	Summary of Unaudited Quarterly Results of Operations (Restated)

                                                        First		            Second	               Third		            Fourth
From January 1, 1997, to December 31, 1997	           Quarter		           Quarter	             Quarter		           Quarter
                                          						---------------     ---------------     ---------------     ---------------
Total income					                               $      928,096 	    $      885,712      $      947,165      $      923,142
Total expenses					                                   (120,423)		         (119,321)           (138,961)           (254,189)
														                                  ---------------     ---------------     ---------------     ---------------
Net income				                                  $      807,673 	    $      766,391 	    $      808,204      $      668,953
														                                  ===============     ===============     ===============     ===============
Net income, basic and diluted, per BAC		        $          .24 	    $          .22 	    $          .24      $          .20
														                                  ===============     ===============     ===============     ===============

								                                                 First		            Second		             Third		            Fourth
From January 1, 1996, to December 31, 1996		           Quarter		           Quarter		           Quarter		           Quarter
														                                  ---------------     ---------------     ---------------     ---------------
Total income						                              $      753,100 	    $      983,837 	    $     	940,235 	    $      939,448
Total expenses							                                 (112,536)		         (114,190)		         (112,790)		          (89,797)
														                                  ---------------     ---------------     ---------------     ---------------
Net income						                                $      640,564 	    $      869,647 	    $     	827,445 	    $      849,651
														                                  ===============     ===============     ===============     ===============
Net income per BAC					                        	$          .19 	    $          .26 	    $          .24    	 $          .25
														                                  ===============     ===============     ===============     ===============

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

Date:  October 26, 1998

 	   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.


Date:  October 26, 1998         		 By	/s/ Michael B. Yanney*
			                                Michael B. Yanney,
			                                Chairman and Chief Executive Officer of
                                   the America First General Partner
                                   (Principal Executive Officer)

                                   Chairman of the Board, President,
                                   Chief Executive Officer and Manager of
                                   America First Companies L.L.C.


Date:  October 26, 1998	         		By	/s/ Michael Thesing
			                                Michael Thesing, Vice
			                                President, Secretary and
			                                Treasurer (Principal Financial Officer)
                                   of the America First General Partner

                                   Vice President, Secretary, Treasurer
                                   and Manager of America First Companies L.L.C.


Date:  October 26, 1998	         		By	/s/ William S. Carter, M.D.*
                   			             William S. Carter, M.D.
                                   Manager of America First Companies L.L.C.


Date:  October 26, 1998	         		By	/s/ George Kubat*
			                                George Kubat
                                   Manager of America First Companies L.L.C.


Date:  October 26, 1998	         		By	/s/ Martin A. Massengale*
                   			             Martin A. Massengale
                                   Manager of America First Companies L.L.C.


Date:  October 26, 1998	        		 By	/s/ Alan Baer*
                   			             Alan Baer
                                   Manager of America First Companies L.L.C.


Date:  October 26, 1998	     		    By	/s/ Gail Walling Yanney*
                   			             Gail Walling Yanney
                                   Manager of America First Companies L.L.C.

Date:  October 26, 1998	       		  By	/s/ Mariann Byerwalter*
                   			             Mariann Byerwalter
                                   Manager of America First Companies L.L.C.



*By Michael Thesing,
    Attorney in Fact


/s/ Michael Thesing
Michael Thesing