Form 10-Q/A
period 1998-06-30
CAPITAL SOURCE L P
filed 1998-11-04
CIK 775629

FORM 10-Q/A

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
BALANCE SHEETS
(UNAUDITED)

                                                                                              June 30, 1998       Dec. 31, 1997
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                  $  10,053,718       $  10,410,564
 Investment in FHA Loans (Note 5)  																																																													12,471,160          12,511,046
 Investment in GNMA Certificates (Note 5)                                                   		  23,407,224          23,588,139
 Investment in Operating Partnerships (Note 6) 		    	         																																							-																			-
 Interest receivable												                                                     	             316,463             321,485
 Other assets                                                                                      479,660             134,574
                                                                                             --------------      --------------
                                                                                             $  46,728,225       $  46,965,808
                                                                                             ==============      ==============
Liabilities and Partners' Capital (Deficit)
 Liabilities
  Accounts payable (Note 7)                                                                   $    203,664       $     204,142
  Distribution payable (Note 4)                                                                    860,587             860,587
                                                                                             --------------      --------------
                                                                                                 1,064,251           1,064,729
                                                                                             --------------      --------------
 Partners' Capital (Deficit)
  General Partner                                                                                 (159,018)           (156,647)
  Beneficial Assignment Certificate Holders
  ($13.58 per BAC in 1998 and $13.65 in 1997)                                                   45,822,992          46,057,726
                                                                                             --------------      --------------
                                                                                                45,663,974          45,901,079
                                                                                             --------------      --------------
																																																																																												 $  46,728,225       $  46,965,808
																																																																																													==============      ==============

The accompanying notes are an integral part of the financial statements.


CAPITAL SOURCE L.P.
STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the         For the Six         For the Six
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1998       June 30, 1997       June 30, 1998       June 30, 1997
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Mortgage-backed securities income  													   $      817,818      $						826,753      $    1,638,110      $    1,655,673
 Interest income on temporary cash investments             136,428             137,159             274,605             270,635
 Equity in losses of Operating Partnerships                   -           					(78,550)            (10,000)           (113,550)
 Other income                                                2,300                 350               3,450               1,050
                                                    ---------------     ---------------     ---------------     ---------------
                                                           956,546             885,712           1,906,165           1,813,808
Expenses
 Operating and administrative expenses (Note 7)            196,565             119,321             419,369             239,744
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $      759,981      $      766,391      $    1,486,796      $    1,574,064
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
 General Partner                                    $        7,600      $        7,664      $       14,868      $       15,741
 Limited Partners                                          752,381             758,727           1,471,928           1,558,323
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $      759,981      $      766,391      $    1,486,796      $    1,574,064
                                                    ===============     ===============     ===============     ===============
Net income, basic and diluted, per BAC              $          .22      $          .22      $          .44      $          .46
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
STATEMENT OF PARTNERS CAPITAL (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 1998
(UNAUDITED)


                                                                              General             				BAC
                                                                              Partner             Holders               Total
                                                                        --------------     ----------------     ---------------
Partners' Capital(Deficit) (excluding net unrealized holding gains)
	Balance at December 31, 1997, as previously reported																			$				(293,953)					$  		32,464,480						$   32,170,527
	Effect of restatement (Note 2.H.)																																		      				136,870           13,550,066          13,686,936
																																																																								--------------     ----------------     ---------------
 Balance at December 31, 1997, as restated                              	    (157,083)     	    46,014,546      	   45,857,463
 Net income                                                                    14,868            1,471,928           1,486,796
 Cash distributions paid or accrued (Note 4)                                  (17,212)          (1,703,982)         (1,721,194)
                                                                        --------------     ----------------     ---------------
                                                                             (159,427)          45,782,492          45,623,065
                                                                        --------------     ----------------     ---------------
Net unrealized holding gains
 Balance at December 31, 1997                                                     436               43,180              43,616
 Net change                                                                       (27)              (2,680)             (2,707)
                                                                        --------------     ----------------     ---------------
                                                                                  409               40,500              40,909
                                                                        --------------     ----------------     ---------------
Balance at June 30, 1998                                                $    (159,018)     $    45,822,992      $   45,663,974
                                                                        ==============     ================     ===============

CAPITAL SOURCE L.P.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1998       June 30, 1997
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $    1,486,796      $    1,574,064
  Adjustments to reconcile net income to net cash
   from operating activities
    Equity in losses of Operating Partnerships																																																				10,000             113,550
    Amortization of discount on mortgage-backed securities                                          (1,313)             (1,134)
    Decrease in interest receivable																																																																		5,022         		    1,710
    Increase in other assets 																																																																					(345,086)      			    28,995
    Decrease in accounts payable                  																																							          	  (478)    						  (41,101)
                                                            	                                ---------------     ---------------
Net cash provided by operating activities 		                                                					1,154,941           1,676,084
                                                                                           	 ---------------    	 ---------------
Cash flows from investing activities
 FHA Loan and GNMA principal payments received                                                     219,407             194,311
 Investment in Operating Partnerships                                                														(10,000)           (113,550)
                                                                                            ---------------     ---------------
Net cash provided by investing activities                                                         	209,407          	   80,761
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                                             (1,721,194)         (1,721,194)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments                                    (356,846)             35,651
Cash and temporary cash investments at beginning of period                                      10,410,564          10,272,497
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $   10,053,718      $   10,308,148
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
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

CS Properties I, Inc., which is owned by of the General Partners, serves as the Special Limited Partner for the Operating Partnerships. The Special Limited Partner has the power, among other things, to remove the general partners of the Operating Partnerships under certain circumstances and to consent to the sale of the Operating Partnerships' assets. CS Properties I, Inc. also serves as the general partner of Misty Springs Apartments, Waterman's Crossing and Fox Hollow Apartments.

The Partnership will terminate subsequent to the sale of all properties but in no event will the Partnership continue beyond December 31, 2030.

2.Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K/A for the year ended
    December 31, 1997.  In the opinion of	management, all normal and recurring
    adjustments necessary to present fairly	the financial position at
    June 30, 1998, and results of operations for all periods presented have been made.

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

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

 C) Investment in Operating Partnerships
    The investment in Operating Partnerships consists of interests in limited partnerships which own properties underlying the mortgage-backed securities and are accounted for using the equity method.  The investments
				by the Partnership in the Operating Partnerships were recorded at the cost
				to acquire such interests.  Subsequently losses were recorded by the
				Partnership as they were realized by the Operating Partnerships.  The
				Partnership suspended recognizing losses in the Operating Partnerships
				when its entire initial investment had been consumed by such losses.
				Subsequently, losses have been recognized only to the extent of additional
				contributions net of distributions received, to the Operating Partnerships
			 by the Partnership.  The Operating Partnerships are not insured or
				guaranteed.  The value of these investments is a function of the value of
			 the real estate owned by the Operating Partnerships.  With regard to the
				Operating Partnerships, the Partnership is not the general partner and it
			 has no legal obligation to provide additional cash support, nor has it
				indicated any commitment to provide this support; accordingly it has not
				reduced its investment in these Operating Partnerships below zero.

 D) Income Taxes
    No provision has been made for income taxes since Beneficial Assignment Certificate (BAC) Holders are required to report their share of the Partnership's income for federal and state income tax purposes.

 E) Temporary Cash Investments
    Temporary cash investments are invested in short-term debt securities purchased with an original maturity of three months or less.

 F) Net Income Per BAC
    Net income per BAC has been calculated based on the number of BACs outstanding (3,374,222) for all periods presented.

 G) Comprehensive Income
    In the first quarter of 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the display and reporting of comprehensive income, which includes all changes in Partners' Capital with the exception of additional investments by partners or distributions to partners. Comprehensive income for the Partnership includes net income and the change in net unrealized holding losses on investments charged or credited to Partners' Capital. Comprehensive income for the quarter and six months ended June 30, 1998, compared to the same periods in 1997 was as follows:

                                                           For the             For the         For the Six         For the Six
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1998       June 30, 1997       June 30, 1998       June 30, 1997
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $      759,981      $      766,391      $    1,486,796      $    1,574,064
Change in net unrealized holding gains (losses)             (6,745)             11,043              (2,707)             (4,804)
                                                    ---------------     ---------------     ---------------     ---------------
Comprehensive income                                $      753,236      $      777,434      $    1,484,089      $    1,569,260
                                                    ===============     ===============     ===============     ===============

H) Restatement
			The Partnership holds a majority ownership interest and through CS
			Properties I, Inc. can influence the decisions of the general
			partners of the Operating Partnerships in certain circumstances.
			Accordingly,	the Partnership had consolidated the Operating Partnerships
			since inception.  In 1998 it was determined that this influence did not
			constitute control of the Operating Partnerships.  Therefore, the
			accompanying financial statements have been restated to deconsolidate the
			Operating Partnerships under the equity method of accounting rather	than
			consolidation.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

			Under the equity method of accounting, the Partnership's investments are
			adjusted to reflect its share of Operating Partnership profits or losses
			and distributions.  As required by consolidation accounting, the
			Partnership had recorded losses from the Operating Partnerships
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

			The restatement increased partners' capital at December 31, 1997 by
			$13,686,936 which was the negative balance of the investment in Operating
			Partnerships at that date.  The restatement further increased net income for
			the quarter and six months ended June 30, 1998 by $186,732 and $346,246,
			respectively.  Net income per BAC (basic and diluted) increased by $.06 and
			$.11. The restatement further increased net income for the quarter and six
			months ended June 30, 1997 by $236,714 and $286,106, respectively.  Net
			income per BAC (basic and diluted) increased by $.07 and $.08.

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
                                                                      ---------------
                              					                                   $   10,684,375
                                                                      ===============

The reserve account was established to maintain working capital for the Partnership and is available for distribution to BAC Holders and for any contingencies related to the Partnership's investment in its mortgage backed securities and the operation of the Partnership. See Note 5 regarding the investment in mortgage backed securities.

4. Partnership Income, Expenses and Cash Distributions

Profits and losses from continuing operations and cash available for distribution will be allocated 99% to the investors and 1% to the General Partner. Certain fees payable to the General Partner will not become due until investors have received certain priority returns. Cash distributions included in the financial statements represent the actual cash distributions made during each period and the change in cash distributions accrued at the end of each period.

The General Partner will also receive 1% of the net proceeds from any sale of Partnership assets. The General Partner will receive a termination fee equal to 3% of all sales proceeds less actual costs incurred in connection with all sales transactions, payable only after the investors have received a return of their capital contributions and a 13% annual return on a cumulative basis. The General Partner will also receive a fee equal to 9.1% of all cash available for distribution and sales proceeds (after deducting from cash available or sales proceeds any termination fee paid therefrom) after investors have received a return of their capital contributions and a 13% annual return on a cumulative basis.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

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

At June 30, 1998, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $926,180, $40,909 and $967,089, respectively. At June 30, 1998, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $34,911,295, $539,948 and $35,451,243, respectively.

Descriptions of the Partnership's mortgage-backed securities at June 30, 1998, are as follows:

                                          					               			    Number	 	 Interest				 					Maturity     						Carrying
  Type of Security and Name        					  Location              			of Units    	   Rate  		  								Date       						Amount
  ----------------------------------				  --------------------     --------    --------  		 -------------    ---------------
Held-to-Maturity
  GNMA Certificates:
     Misty Springs Apartments	            Daytona Beach, FL            128        8.75%	       06-15-2029     $   4,259,606
     The Ponds at Georgetown	             Ann Arbor, MI                134        9.00%	       12-15-2029         2,228,101
     Waterman's Crossing	                 Newport News, VA             260       10.00%	       09-15-2028        10,901,262
     Water's Edge Apartments	             Lake Villa, IL               108        8.75%	       12-15-2028         5,051,166
  																																																																																																												---------------
																																																																																																																	22,440,135
		FHA Loans:
     Bluff Ridge Apartments	              Jacksonville, NC             108        8.72%	       11-15-2028	        3,498,880
     Highland Park Apartments	            Columbus, OH                 252        8.75%	       11-01-2028         8,972,280
  																																																																																																												---------------
																																																																																																																	34,911,295
																																																																																																														---------------
Available-for-sale
		GNMA Certificates:
     Pools of single-family mortgages 	                      	                    7.58%(1)   2008 to 2009     	     476,964(2)
     Pools of single-family mortgages 	                      	                    7.58%(1)	  2007 to 2008           490,125(2)
 																																																																																																													---------------
																																																																																								  											  													967,089
                                                                                              					 									 ---------------
  Balance at June 30, 1998                                                                                   $   35,878,384
                                                                                              							 								===============

  (1) Represents yield to the Partnership.
  (2) Reserve account asset - see Note 3.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1997						                                                          								$   36,099,185
  Addition
   Amortization of discount on mortgage-backed securities					                                     										1,313
  Deductions
   FHA Loan and GNMA principal payments received                                               	  								(219,407)
   Change in net unrealized holding gains                                                           								(2,707)
                                                         											                          						---------------
Balance at June 30, 1998           																																																																	$			35,878,384
																																																																																											 								===============

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

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

Descriptions of the Operating Partnerships at June 30, 1998, are as follows:


                                                                                                       Carrying
Name                         	Location                 Partnership Name			                               Amount
------------------------      ---------------------    -----------------------------------------    ------------
Misty Springs Apartments	     Daytona Beach, FL        Cypress Landings II, Ltd.                    $      -
The Ponds at Georgetown	      Ann Arbor, MI            Ponds at Georgetown Limited Partnership             -
Waterman's Crossing	          Newport News, VA         Oyster Cove Limited Partnership                     -
Water's Edge Apartments	      Lake Villa, IL           Water's Edge Limited Partnership                    -
Bluff Ridge Apartments	       Jacksonville, NC         Bluff Ridge Associates Limited Partnership          -
Highland Park Apartments	     Columbus, OH             Interstate Limited Partnership                      -
                                                                                                    ------------
Balance at June 30, 1998                                                                      	 				$    	 -
                                                                                                    ============


Reconciliation of the carrying amount of the Operating Partnerships is as follows:

                                                                              For the
                                                                     Six Months Ended
                                                                        June 30, 1998
                                                                       ---------------
Balance at beginning of year                  								                 $         -
	Addition
  Investment in Operating Partnerships                                         10,000
 Deduction
		Equity in losses of Operating Partnerships                          							  10,000
		                                                                     ---------------
Balance at end of period                 					                         $         -
                                                                       ===============

7.	Transactions with Related Parties

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





CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

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


Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                               For the Six         For the Six
                                                                                              Months Ended		      Months Ended
                                                                                             June 30, 1998		     June 30, 1997
                                                                                            ---------------     ---------------
Regular quarterly distributions
	Income				                                                                                 $        .4362	     $        .4618
	Return of capital				                                                                               .0688		             .0432
                                                                                            ---------------     ---------------
				                                                                                        $        .5050		  	 $        .5050
                                                                                            ===============     ===============
Distributions
	Paid out of cash flow							                                                               $        .5050	     $        .5050
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

Year 2000 Risks

The Partnership's general partners believe that the most reasonably likely worst-case scenario will be that one or more of the third parties with which it has a material business relationship will not have successfully dealt with its Year 2000 issues and, as a result, is unable to provide services or otherwise perform its obligations to the Partnership. For example, if an obligor on the Partnership's GNMA Certificates or FHA Loans encounters a serious and unexpected Year 2000 issue, it may be unable to make a timely payment of principal and interest to the Partnership. This, in turn, could cause a delay or temporary reduction in cash distributions to BAC holders. In addition, if the Partnership's transfer and paying agent experiences Year 2000-related difficulties, it may cause delays in making distributions to BAC holders or in the processing of transfers of BACs. It is also possible that one or more of the IT and non-IT systems of America First will not function correctly, and that such problems may make it difficult to conduct necessary accounting and other record keeping functions for the Partnership. However, based on currently available information, the general partners do not believe that there will be any protracted systemic failures of the IT or non-IT systems utilized by America First in connection with the operation of the Partnership's business.

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

Asset Quality

The FHA Loans and GNMA Certificates owned by the Partnership are guaranteed as to principal and interest by FHA and GNMA, respectively. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government. The Partnership Equity Investments, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the Operating Partnerships. The fair value of the properties underlying the Operating Partnerships is based on management's best estimate of the fair value of such properties; however, the ultimate realized values may vary from these estimates.

In order to cure the ongoing mortgage default and tax delinquency at The Ponds of Georgetown, a preliminary agreement has been reached between all parties to the transaction. The general partners of the Operating Partnership which owns The Ponds at Georgetown have agreed to withdraw from the partnership; CS Properties I, Inc., which is owned by affiliates of the General Partner of the Partnership and currently serves as a special limited partner for such Operating Partnership, would become a substitute general partner along with CS Properties II, Inc. which currently serves as the special limited partner representing the partnership interests of Capital Source II, the owner of a portion of the limited partnership interests in the Operating Partnership. It is anticipated that the mortgage loan will be rewritten at its original principal amount at a lower interest rate with anticipation that cash flow from the property will be sufficient to cover all of the property's cash needs, including the mortgage and taxes. Capital Source I, along with Capital Source II, have agreed to contribute additional capital for delinquent taxes and other outstanding amounts in conjunction with this agreement.

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

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended           (Decrease)
                                                                         June 30, 1998       June 30, 1997           From 1997
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income 														                        $						817,818      $      826,753      $       (8,935)
Interest income on temporary cash investments                                  136,428             137,159                (731)
Equity in losses of Operating Partnerships                                        -         							(78,550)             78,550
Other income                                                                     2,300                 350               1,950
                                                                        ---------------     ---------------     ---------------
                                                                               956,546             885,712              70,834
Operating and administrative expenses                                          196,565             119,321              77,244
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      759,981      $      766,391      $       (6,410)
                                                                        ===============     ===============     ===============

                                                                           For the Six         For the Six            Increase
                                                                          Months Ended        Months Ended           (Decrease)
                                                                         June 30, 1998       June 30, 1997           From 1997
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income          					                        $				1,638,110      $	   1,655,673      $      (17,563)
Interest income on temporary cash investments                                  274,605             270,635               3,970
Equity in losses of Operating Partnerships                              							(10,000)           (113,550)            103,550
Other income                                                                     3,450               1,050               2,400
                                                                        ---------------     ---------------     ---------------
                                                                             1,906,165           1,813,808              92,357
Operating and administrative expenses                                          419,369             239,744             179,625
                                                                        ---------------     ---------------     ---------------
Net income                                                              $    1,486,796      $    1,574,064      $      (87,268)
                                                                        ===============     ===============     ===============

Mortgage-backed securities income decreased for the quarter and six months ended June 30, 1998, compared to the same periods in 1997 due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

The recognition of equity in losses of Operating Partnerships have been suspended, limited to the extent distributions are received and capital investments are made. During the six months ended June 30, 1998, the Partnership made additional investments in certain Operating Partnerships of $10,000 (none for the quarter). During the six months ended June 30, 1997, the Partnership made additional investments in certain Operating Partnerships of $113,550 ($78,550 for the quarter). The Partnership recorded equity in losses of Operating Partnerships for the respective periods to the extent of the additional investments.

Operating and administrative expenses increased for the quarter and six months ended June 30, 1998, compared to the same periods in 1997 primarily due to increases in salaries and related expenses, consulting expenses and travel expenses. Salaries and related expenses increased as additional management time was incurred in conjunction with the proposed merger described in Note 8 to the financial statements.

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


PART II.  OTHER INFORMATION

     Item 5.   Other Information

               On May 7, 1998, a Registration Statement on Form S-4 was filed by America First Real Estate Investment Company, Inc. (the
               Company) with the Securities and Exchange Commission which includes a consent solicitation statement of the Partnership and Capital Source II L.P.-A, a sister partnership with assets and investment objectives similar to the Partnership.  Upon approval of the proposed plan by investors in both
               partnerships, the partnerships and their respective general
															partners will be combined into the Company which will be
															engaged in the business of making real estate and related
														 investments.  At their election and subject to certain
															limitations, investors in each partnership will receive, in
														 exchange for their partnership units, shares of common stock in
														 the Company (the Common Stock) or variable rate junior notes
															(the Notes) of the Company.  The Company intends to list shares
														 of Common Stock issued pursuant to the planned merger on a
															national securities exchange.


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

Dated:  October 26, 1998