Form 10-Q
period 1998-09-30
CAPITAL SOURCE L P
filed 1998-11-16
CIK 775629

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended September 30, 1998 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                             Sept. 30, 1998       Dec. 31, 1997
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                  $ 	 9,718,511	      $  10,410,564
 Investment in FHA Loans (Note 5)  																																																													12,450,551          12,511,046
 Investment in GNMA Certificates (Note 5)                                                   		  23,333,428          23,588,139
 Investment in Operating Partnerships (Note 6) 		    	         																																							-																			-
 Interest receivable												                                                     	             314,711             321,485
 Other assets                                                                                      595,202             134,574
                                                                                             --------------      --------------
                                                                                             $  46,412,403       $  46,965,808
                                                                                             ==============      ==============
Liabilities and Partners' Capital (Deficit)
 Liabilities
  Accounts payable (Note 7)                                                                   $    169,851       $     204,142
  Distribution payable (Note 4)                                                                    860,587             860,587
                                                                                             --------------      --------------
                                                                                                 1,030,438           1,064,729
                                                                                             --------------      --------------
 Partners' Capital (Deficit)
  General Partner                                                                                 (161,838)           (156,647)
  Beneficial Assignment Certificate Holders
  ($13.50 per BAC in 1998 and $13.65 in 1997)                                                   45,543,803          46,057,726
                                                                                             --------------      --------------
                                                                                                45,381,965       	  45,901,079
                                                                                             --------------      --------------
																																																																																												 $  46,412,403       $  46,965,808
																																																																																													==============      ==============

The accompanying notes are an integral part of the financial statements.


CAPITAL SOURCE L.P.
STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     Sept 30, 1998       Sept 30, 1997       Sept 30, 1998       Sept 30, 1997
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Mortgage-backed securities income  													   $      815,593      $						824,922      $    2,453,703     $    2,480,595
 Interest income on temporary cash investments             135,552             140,859             410,157            411,494
 Equity in losses of Operating Partnerships             	 (156,040)       					(20,000)           (166,040)          (133,550)
 Other income                                                2,200               1,384               5,650              2,434
                                                    ---------------     ---------------     ---------------     ---------------
                                                        		 797,305   	  	      947,165           2,703,470          2,760,973
Expenses
 Operating and administrative expenses (Note 7)            220,104             138,961           	 639,473            378,705
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $      577,201      $      808,204      $    2,063,997      $   2,382,268
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
 General Partner                                    $        5,772      $	       8,082      $       20,640      $      23,823
 Limited Partners                                          571,429             800,122           2,043,357          2,358,445
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $      577,201      $      808,204      $    2,063,997      $   2,382,268
                                                    ===============     ===============     ===============     ===============
Net income, basic and diluted, per BAC              $          .17      $          .24      $          .61      $         .70
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
STATEMENT OF PARTNERS CAPITAL (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
(UNAUDITED)


                                                                              General             				BAC
                                                                              Partner             Holders               Total
                                                                        --------------     ----------------     ---------------
Partners' Capital(Deficit) (excluding net unrealized holding gains)
	Balance at December 31, 1997, as previously reported																			$				(293,953)					$  		32,464,480						$   32,170,527
	Effect of restatement (Note 2.H.)																																		      				136,870           13,550,066          13,686,936
																																																																								--------------     ----------------     ---------------
 Balance at December 31, 1997, as restated                              	    (157,083)     	    46,014,546      	   45,857,463
 Net income                                                                    20,640            2,043,357           2,063,997
 Cash distributions paid or accrued (Note 4)                                  (25,818)          (2,555,973)         (2,581,791)
                                                                        --------------     ----------------     ---------------
                                                                             (162,261)          45,501,930          45,339,669
                                                                        --------------     ----------------     ---------------
Net unrealized holding gains
 Balance at December 31, 1997                                                     436               43,180              43,616
 Net change                                                                       (13)              (1,307)             (1,320)
                                                                        --------------     ----------------     ---------------
                                                                                  423            	  41,873              42,296
                                                                        --------------     ----------------     ---------------
Balance at September 30, 1998                                           $    (161,838)     $    45,543,803      $   45,381,965
                                                                        ==============     ================     ===============

CAPITAL SOURCE L.P.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine  		    For the Nine
                                                                                              Months Ended        Months Ended
                                                                                             Sept 30, 1998       Sept 30, 1997
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $    2,063,997      $    2,382,268
  Adjustments to reconcile net income to net cash
   from operating activities
    Equity in losses of Operating Partnerships																																																					166,040          	  133,550
    Amortization of discount on mortgage-backed securities                                          (1,804)             (2,049)
    Decrease in interest receivable																																																																		6,774         		    2,070
    Decrease (increase) in other assets 																																																										(460,628)      			 		 54,265
    Decrease in accounts payable                  																																							         	(34,291)    						  (39,538)
                                                            	                                ---------------     ---------------
Net cash provided by operating activities 		                                                					1,740,088           2,530,566
                                                                                           	 ---------------    	 ---------------
Cash flows from investing activities
 FHA Loan and GNMA principal payments received                                                  	  315,690           	 324,812
 Investment in Operating Partnerships                                                													(166,040)          	(133,550)
                                                                                            ---------------     ---------------
Net cash provided by investing activities                                                        	 149,650          		 191,262
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                                             (2,581,791)         (2,581,791)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments                                    (692,053)            140,037
Cash and temporary cash investments at beginning of period                                      10,410,564          10,272,497
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $  	 9,718,511      $   10,412,534
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

1.	Organization

Capital Source L.P. (the Partnership) was formed on August 22, 1985, under the Delaware Revised Uniform Limited Partnership Act. The General Partners of the Partnership are Insured Mortgage Equities, Inc. and America First Capital Source I L.L.C. (the General Partners).

The Partnership was formed to invest principally in federally-insured mortgages on multifamily housing properties and limited partnership interests in Operating Partnerships which construct and operate these properties.
Each federally insured loan is guaranteed in amounts equal to the face amount of the mortgage, by the Federal Housing Administration (FHA) or the Government National Mortgage Association (GNMA). Hereinafter, the Partnership's investments in such mortgages are referred to as investments in mortgage-backed securities. The Operating Partnerships are geographically located as follows: (i) two in North Carolina; and, (ii) one each in Ohio, Florida, Michigan, Virginia and Illinois.

CS Properties I, Inc., which is owned by the General Partners, serves as the Special Limited Partner for the Operating Partnerships. The Special Limited Partner has the power, among other things, to remove the general partners of the Operating Partnerships under certain circumstances and to consent to the sale of the Operating Partnerships' assets. CS Properties I, Inc. also serves as the general partner of Misty Springs Apartments, Waterman's Crossing, Fox Hollow Apartments and as a co-general partner of The Ponds at Georgetown.

The Partnership will terminate subsequent to the sale of all properties but in no event will the Partnership continue beyond December 31, 2030.

2.Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K/A for the year ended
    December 31, 1997.  In the opinion of	management, all normal and recurring
    adjustments necessary to present fairly	the financial position at
    September 30, 1998 and results of operations for all periods presented have been made.

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

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

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

 G) Comprehensive Income
    In the first quarter of 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the display and reporting of comprehensive income, which includes all changes in Partners' Capital with the exception of additional investments by partners or distributions to partners. Comprehensive income for the Partnership includes net income and the change in net unrealized holding losses on investments charged or credited to Partners' Capital. Comprehensive income for the quarter and nine months ended September 30, 1998, compared to the same periods in 1997 was as
			 follows:

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1998	     Sept. 30, 1997      Sept. 30, 1998      Sept. 30, 1997
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $      577,201      $  	  808,204      $   	 2,063,997      $    2,382,268
Change in net unrealized holding gains (losses)            	 1,387          	 	 8,042              	(1,320)         				 3,238
                                                    ---------------     ---------------     ---------------     ---------------
Comprehensive income                                $      578,588    	 $     816,246      $   	 2,062,677      $    2,385,506
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
		 the Operating Partnerships.  Therefore, the accompanying 1997 financial
		 statements have been restated to deconsolidate the Operating Partnerships
			and to account for the investments in Operating Partnerships under the
			equity method of accounting rather	than consolidation.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

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

			The restatement increased partners' capital at December 31, 1997 by
			$13,686,936 which was the negative balance of the investment in Operating
			Partnerships at that date.  The restatement further increased net income
			for the quarter and nine	months ended September 30, 1997 by $170,676 and
			$456,782, respectively.  Net	income per BAC (basic and diluted) increased
			by $.05 and $.14.

3.	Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at September 30, 1998:

Cash and temporary cash investments					                              $    9,467,044
GNMA Certificates						                                                      924,114
                                                                      ---------------
                              					                                   $   10,391,158
                                                                      ===============

The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors and for any contingencies related to the Partnership's investment in mortgage-backed securities and the operation of the Partnership. See Note 5 regarding the investment in mortgage backed securities.

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

The General Partners will receive 1% of the net proceeds from any sale of Partnership assets. The General Partners will receive a termination fee equal to 3% of all sales proceeds less actual costs incurred in connection with all sales transactions, payable only after the investors have received a return of their capital contributions and a 13% annual return on a cumulative basis. The General Partners will also receive a fee equal to 9.1% of all cash available for distribution and sales proceeds (after deducting from cash available or sales proceeds any termination fee paid therefrom) after investors have received a return of their capital contributions and a 13% annual return on a cumulative basis.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

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

At September 30, 1998, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $881,818, $42,296 and $924,114, respectively. At September 30, 1998, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $34,859,865, $528,016 and $35,387,881, respectively.

Descriptions of the Partnership's mortgage-backed securities at September 30, 1998, are as follows:

                                          					               			    Number	 	 Interest				 					Maturity     						Carrying
  Type of Security and Name        					  Location              			of Units    	   Rate  		  								Date       						Amount
  ----------------------------------				  --------------------     --------    --------  		 -------------    ---------------
Held-to-Maturity
  GNMA Certificates:
     Misty Springs Apartments	            Daytona Beach, FL            128        8.75%	       06-15-2029     $   4,253,217
     The Ponds at Georgetown	             Ann Arbor, MI                134        9.00%	       12-15-2029         2,225,086
     Waterman's Crossing	                 Newport News, VA             260       10.00%	       09-15-2028        10,887,794
     Water's Edge Apartments	             Lake Villa, IL               108        8.75%	       12-15-2028         5,043,217
  																																																																																																												---------------
																																																																																																																	22,409,314
		FHA Loans:
     Bluff Ridge Apartments	              Jacksonville, NC             108        8.72%	       11-15-2028	        3,493,115
     Highland Park Apartments	            Columbus, OH                 252        8.75%	       11-01-2028         8,957,436
  																																																																																																												---------------
																																																																																																																	12,450,551
																																																																																																														---------------
																																																																																																																	34,859,865
																																																																																																														---------------
Available-for-sale
		GNMA Certificates:
     Pools of single-family mortgages 	                      	                    7.58%(1)   2008 to 2009     	     465,198(2)
     Pools of single-family mortgages 	                      	                    7.58%(1)	  2007 to 2008           458,916(2)
 																																																																																																													---------------
																																																																																								  											  													924,114
                                                                                              					 									 ---------------
  Balance at September 30, 1998                                                                                $ 35,783,979
                                                                                              							 								===============

  (1) Represents yield to the Partnership.
  (2) Reserve account asset - see Note 3.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1997						                                                          								$   36,099,185
  Addition
   Amortization of discount on mortgage-backed securities					                                     										1,804
  Deductions
   FHA Loan and GNMA principal payments received                                               	  								(315,690)
   Change in net unrealized holding gains                                                           								(1,320)
                                                         											                          						---------------
Balance at September 30, 1998           																																																												$			35,783,979
																																																																																											 								===============

6.	Investment in Operating Partnerships

The Partnership's Investment in Operating Partnerships consist of interests in limited partnerships which own multifamily properties financed by the GNMA Certificates and FHA Loans held by the Partnership. The limited partnership agreements originally provided for the payment of a base return on the equity provided to the limited partnerships and for the payment of additional amounts out of a portion of the net cash flow or net sale or refinancing proceeds of the properties subject to various priority payments.

Descriptions of the Operating Partnerships at September 30, 1998, are as follows:


                                                                                                       Carrying
Name                         	Location                 Partnership Name			                               Amount
------------------------      ---------------------    -----------------------------------------    ------------
Misty Springs Apartments	     Daytona Beach, FL        Cypress Landings II, Ltd.                    $      -
The Ponds at Georgetown	      Ann Arbor, MI            Ponds at Georgetown Limited Partnership             -
Waterman's Crossing	          Newport News, VA         Oyster Cove Limited Partnership                     -
Water's Edge Apartments	      Lake Villa, IL           Water's Edge Limited Partnership                    -
Bluff Ridge Apartments	       Jacksonville, NC         Bluff Ridge Associates Limited Partnership          -
Highland Park Apartments	     Columbus, OH             Interstate Limited Partnership                      -
                                                                                                    ------------
Balance at September 30, 1998                                                                      	 $   	 -
                                                                                                    ============

Reconciliation of the carrying amount of the Operating Partnerships is as follows:

                                                                              For the
                                                                     Nine Months Ended
                                                                        Sept. 30, 1998
                                                                       ---------------
Balance at beginning of year                  								                 $         -
	Addition
  Investment in Operating Partnerships                                        166,040
 Deduction
		Equity in losses of Operating Partnerships                          							(166,040)
		                                                                     ---------------
Balance at end of period                 					                         $         -
                                                                       ===============








CAPITAL SOURCE L.P. NOTES TO
FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

7.	Transactions with Related Parties

The General Partners, certain of their affiliates and the Operating
Partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The General Partners are entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. For the quarter and nine months ended September 30, 1998, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during this period.

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for 1998 was $864,250 ($162,463 for the quarter ended September 30, 1998). These reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

An affiliate of the General Partners has been retained to provide property management services for Waterman's Crossing, Misty Springs Apartments, Fox
Hollow Apartments and The Ponds at Georgetown. The fees for services provided in 1998, amounted to $146,953 ($49,891 for the quarter ended September 30, 1998), and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

8. Proposed Merger

On May 7, 1998, a Registration Statement on Form S-4 was filed by America
First Real Estate Investment Company, Inc. (the Company) with the Securities and Exchange Commission which includes a prospectus/consent solicitation statement of the Partnership and Capital Source II L.P.-A, a sister partnership with assets and investment objectives similar to the Partnership.
Upon approval of the proposed merger by investors in both partnerships, the partnerships and their respective general partners will be combined into the Company which will be engaged in the business of making real estate and related investments. At their election and subject to certain limitations, investors in each partnership will receive, in exchange for their partnership units, shares of common stock in the Company (the Common Stock) or variable rate junior notes (the Notes) of the Company. The Company intends to list shares of Common Stock issued pursuant to the proposed merger on a national securities exchange. The investors of the Partnership will receive a prospectus/consent solicitation statement in the future, at which time they will have the opportunity to vote on the proposed merger.




















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


Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended		      Months Ended
                                                                                            Sept. 30, 1998		    Sept. 30, 1997
                                                                                            ---------------     ---------------
Regular quarterly distributions
	Income				                                                                                 $        .6056	     $        .6990
	Return of capital				                                                                               .1519		             .0585
                                                                                            ---------------     ---------------
				                                                                                                 .7575		             .7575
                                                                                            ===============     ===============
Distributions
	Paid out of cash flow							                                                               $        .7575	     $        .7575
                                                                                            ===============     ===============

Regular quarterly distributions to BAC Holders consist primarily of interest received on FHA Loans and GNMA Certificates. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the nine months ended September 30, 1998, $14,551 ($14,202 for the quarter ended September 30, 1998) of undistributed cash flow was placed in reserves. The total amount held in reserves at September 30, 1998, was $10,391,158 of which $924,114 was invested in GNMA Certificates.

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

In order to cure the ongoing mortgage default and tax delinquency at The Ponds of Georgetown, a settlement agreement was executed on September 30, 1998 whereby the unaffiliated general partners of the Operating Partnership which owns The Ponds at Georgetown agreed to withdraw from the Operating Partnership effective as of June 1, 1998. CS Properties I, Inc., which is owned by the General Partners of the Partnership and serves as a special limited partner for such Operating Partnership, became a substitute general partner along with CS Properties II, Inc. which serves as the special limited partner representing the partnership interests of Capital Source II, the owner of a portion of the limited partnership interests in the Operating Partnership. In addition, in September of 1998, the mortgage loan to the Operating Partnership was modified by increasing the outstanding principal amount to the original principal amount and lowering the interest rate. In conjunction with the settlement agreement and the restructuring of the Operating Partnership's mortgage loan, the Partnership made an additional equity contribution of $156,040 to the Operating Partnership in September of 1998. The additional equity contribution was primarily used to pay outstanding taxes on the property. Cash flow from the property is now anticipated to be sufficient to cover all of the Operating Partnership's cash needs, including mortgage payments and taxes. As a result of the restructuring of the mortgage loan, the Partnership's and Capital Source II's GNMA Certificate related to the Ponds at Georgetown was repaid and a new GNMA Certificate was issued in October of 1998. The interest rate on the reissued GNMA Certificate is 7.85% compared to the repaid GNMA Certificate of 9%. Although the Partnership will receive less interest on the reissued GNMA Certificate, the General Partners believe that the restructuring described herein will better position the Operating Partnership to provide future equity returns to the Partnership.

The overall status of the Partnership's other investments has remained relatively constant since June 30, 1998.

The following table shows the occupancy levels of the properties financed by the Partnership at September 30, 1998:

                                                                                                     Number     	   Percentage
                                                                                  Number         	of  Units         	of  Units
Property Name                     	         Location               	           of  Units          	Occupied         	 Occupied
-------------------------------             --------------------             ------------       ------------       ------------
Bluff Ridge Apartments                      Jacksonville, NC        	                108                108			            100%
Fox Hollow Apartments 	                     High Point, NC	                          184	               181                98%
Highland Park Apartments            	       Columbus, OH              	              252           	    242			             96%
Misty Springs Apartments         	          Daytona Beach, FL                        128           	    126               	98%
The Ponds at Georgetown                     Ann Arbor, MI              	             134            	   134               100%
Waterman's Crossing                         Newport News, VA        	                260            	   260               100%
Water's Edge Apartments                     Lake Villa, IL                           108            	   105		              97%
                                                                            -------------       ------------       ------------
	                                                                                  1,174	             1,156                98%
                                                                            =============       ============       ============













Results of Operations

The tables below compare the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended           (Decrease)
                                                                        Sept. 30, 1998      Sept. 30, 1997           From 1997
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income 														                        $						815,593      $      824,922      $       (9,329)
Interest income on temporary cash investments                                  135,552             140,859              (5,307)
Equity in losses of Operating Partnerships                                    (156,040)      						(20,000)           (136,040)
Other income                                                                     2,200               1,384             			 816
                                                                        ---------------     ---------------     ---------------
                                                                            		 797,305         	   947,165            (149,860)
Operating and administrative expenses                                          220,104             138,961              81,143
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      577,201      $      808,204      $     (231,003)
                                                                        ===============     ===============     ===============

                                                                          For the Nine        For the Nine            Increase
                                                                          Months Ended        Months Ended           (Decrease)
                                                                        Sept. 30, 1998      Sept. 30, 1997           From 1997
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income          					                        $				2,453,703     $	  	 2,480,595      $      (26,892)
Interest income on temporary cash investments                                  410,157             411,494              (1,337)
Equity in losses of Operating Partnerships                              						(166,040)           (133,550)            (32,490)
Other income                                                                     5,650               2,434               3,216
                                                                        ---------------     ---------------     ---------------
                                                                             2,703,470           2,760,973             (57,503)
Operating and administrative expenses                                          639,473             378,705             260,768
                                                                        ---------------     ---------------     ---------------
Net income                                                              $    2,063,997      $    2,382,268      $     (318,271)
                                                                        ===============     ===============     ===============

Mortgage-backed securities income decreased for the quarter and nine months ended September 30, 1998, compared to the same periods in 1997 due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

The Partnership suspended recognizing losses in the Operating Partnerships when its entire initial investment had been consumed by such losses. Subsequently, losses have been recognized only to the extent of additional contributions, net of distributions received, to the Operating Partnerships by the Partnership. During the nine months ended September 30, 1998, the Partnership made additional investments in certain Operating Partnerships of $166,040 (156,040 for the quarter). During the nine months ended September 30, 1997, the Partnership made additional investments in certain Operating Partnerships of $133,550 ($20,000 for the quarter). The Partnership recorded equity in losses of Operating Partnerships for the respective periods to the extent of the additional investments.

Operating and administrative expenses increased for the quarter and nine months ended September 30, 1998, compared to the same periods in 1997 primarily due to increases in salaries and related expenses, consulting expenses and travel expenses. Salaries and related expenses increased as additional management time was incurred in conjunction with the proposed merger described in Note 8 to the financial statements.

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

The Partnership has no control over the remediation efforts of third parties with which it has material business relationships and the failure of certain of these third parties to successfully remediate their Year 2000 issues could have a material adverse effect on the Partnership. Accordingly, America First has undertaken the process of contacting each such third party to determine the state of their readiness for Year 2000. Such parties include, but are not limited to, the obligors on the Partnership's GNMA Certificates and FHA Loans, the Partnership's transfer and paying agent and the financial institutions with which the Partnership maintains accounts. America First has received initial assurances from certain of these third parties that their ability to perform their obligations to the Partnership are not expected to be materially adversely affected by the Year 2000 problem. America First will continue to request updated information from these material third parties in order to assess their Year 2000 readiness. If a material third party vendor is unable to provide assurance to America First that it is, or will be, ready for Year 2000, America First intends to seek an alternative vendor to the extent practical.

Costs

All of the IT systems and non-IT systems used to conduct the Partnership's business operations are owned or leased by America First. Under the terms of its partnership agreement, neither America First nor the Partnership's general partners may be reimbursed by the Partnership for expenses associated with their computer systems or other business equipment. Therefore, the costs associated with the identification, remediation and testing of America First's IT and non-IT systems will be paid by America First rather than the Partnership. The Partnership will bear its proportionate share of the costs associated with surveying the Year 2000 readiness of third parties. However, the Partnership's share of the costs associated with these activities is expected to be insignificant. Accordingly, the costs associated with addressing the Partnership's Year 2000 issues are not expected to have a material effect on the Partnership's results of operations, financial position or cash flow.

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

Forward Looking Statements

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

Dated:  November 13, 1998