Form 10-K405
period 1998-12-31
CAPITAL SOURCE L P
filed 1999-03-31
CIK 775629

FORM 10-K
                     	SECURITIES AND EXCHANGE COMMISSION
                           	WASHINGTON, D.C. 20549
(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1998

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

	                              TABLE OF CONTENTS

	                                                                         Page

	                                   PART I

Item  1. Business	                                                          1
Item  2. Properties	                                                        2
Item  3. Legal Proceedings	                                                 3
Item  4. Submission of Matters to a Vote of Security Holders	               3

	                                   PART II

Item  5. Market for Registrant's Common Equity and Related
         Stockholder Matters	                                               4
Item  6. Selected Financial Data	                                           5
Item  7. Management's Discussion and Analysis of Financial Condition and
	        Results of Operations	                                             5
Item 7A. Quantitative and Qualitative Disclosures About Market Risk        12
Item  8. Financial Statements and Supplementary Data	                      12
Item  9. Changes in and Disagreements With Accountants on Accounting and
	        Financial Disclosure	                                             12

	                                  PART III

Item  10. Directors and Executive Officers of Registrant	                  13
Item  11. Executive Compensation	                                          15
Item  12. Security Ownership of Certain Beneficial Owners and Management	  15
Item  13. Certain Relationships and Related Transactions	                  15

	                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K	 16

SIGNATURES	                                                                31

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

On May 7, 1998, a registration statement on Form S-4 was filed with the Securities and Exchange Commission by America First Real Estate Investment Company, Inc. (AFRIC) relating to a proposed merger of the Registrant and Capital Source, L.P. II-A into AFRIC which was formed for the purpose of making opportunistic, growth-oriented real estate investments. Due to significant changes in the United States equity and real estate markets in the Fall of 1998, the general partners of the Registrant have reevaluated the terms of the proposed merger and have decided to restructure it so that the resulting entity is a publicly-traded limited partnership that will primarily invest in residential apartment complexes and other commercial real estate. Therefore, the investment objectives of the new limited partnership will be substantially similar to those of the Registrant. The proposed merger will be subject to the consent of the BAC holders of the Registrant and Capital Source, L.P. II-A.

	    The Registrant originally acquired (i) five mortgage-backed securities (the "GNMA Certificates") guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA") collateralized by first mortgage loans on multifamily housing properties located in five states, (ii) three first mortgage loans insured by the Federal Housing Administration (the
"FHA Loans") on multifamily housing properties located in two states and (iii) Partnership Equity Investments in eight limited partnerships which own the multifamily housing properties financed by the GNMA Certificates and the FHA Loans. The Partnership has been repaid by the FHA on one of its first mortgage loans. The Partnership has also been repaid by GNMA on one of its GNMA Certificates. The Partnership no longer holds a Partnership Equity Investment in the Operating Partnership which owned the property collateralizing the repaid GNMA Certificate. Collectively, the remaining GNMA Certificates, the FHA Loans and the Partnership Equity Investments are referred to as the "Permanent Investments." A description of the properties financed by the Registrant at December 31, 1998, appears in Item 7 hereof.
The Partnership has also invested amounts held in its reserve account in certain GNMA securities backed by pools of single-family mortgages ("Reserve Investments").

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

     In each city in which the Registrant's properties are located, such properties compete with a substantial number of other apartment complexes. Apartment complexes also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. The Registrant's properties also compete by emphasizing property location, condition and property amenities.

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

	    At December 31, 1998, the Registrant had one employee. In addition, certain services are provided to the Registrant by employees of America First Companies L.L.C. which is an affiliate of the general partners of the Registrant, and the Registrant reimburses America First Companies L.L.C. for such services at cost. The Registrant is not charged and does not reimburse for the services performed by managers and officers of America First Companies L.L.C..

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

                                                                        Average
                                                         Number     Square Feet            Federal
Property Name                  Location                of Units        Per Unit          Tax Basis
--------------------------     -------------------     --------     -----------     ---------------
Bluff Ridge Apartments         Jacksonville, NC            108             873      $   	2,835,474
Fox Hollow Apartments          High Point, NC              184             877           4,373,091
Highland Park Apartments       Columbus, OH                252             891           5,630,473
Misty Springs Apartments       Daytona Beach, FL           128             786           3,114,439
The Ponds at Georgetown        Ann Arbor, MI               134           1,002           5,406,133
Waterman's Crossing            Newport News, VA            260             944           7,587,504
Water's Edge Apartments        Lake Villa, IL              108             814           4,125,093
                                                       --------                     ---------------
                                                         1,174                      $   33,072,207
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

     The average annual occupancy rate and average effective rental rate per unit for each of the properties for each of the last five years are listed in the following table:

                                                1998         1997         1996         1995         1994
                                           ----------   ----------   ----------   ----------   ----------
BLUFF RIDGE APARTMENTS
Average Occupancy Rate                           	99%	        96%           94%        	  94%          92%
Average Effective Annual Rental Per Unit      	$6,644						$6,258        $5,792        $5,755       $5,622

FOX HOLLOW APARTMENTS
Average Occupancy Rate                          		95%								 96%           95%           97%          97%
Average Effective Annual Rental Per Unit      	$6,480						$6,482        $6,360        $6,176       $6,102

HIGHLAND PARK APARTMENTS
Average Occupancy Rate                          		95%								 93%           95%           97%          97%
Average Effective Annual Rental Per Unit      	$6,392						$6,333        $6,171        $6,071       $5,974

MISTY SPRINGS APARTMENTS
Average Occupancy Rate                          	100%									 98%          94%           97%          97%
Average Effective Annual Rental Per Unit       $6,509							$6,101       $5,574        $5,809       $5,589

THE PONDS AT GEORGETOWN
Average Occupancy Rate                           	99%									 97%          95%           95%          95%
Average Effective Annual Rental Per Unit    		$10,362						 $9,883       $9,515        $9,174       $8,955

WATERMAN'S CROSSING
Average Occupancy Rate                         	 100%										98%          96%           95%          96%
Average Effective Annual Rental Per Unit       $7,535							$7,207       $6,841        $6,737       $6,580

WATER'S EDGE APARTMENTS
Average Occupancy Rate                           	96%									 96%          91%           97%          98%
Average Effective Annual Rental Per Unit       $9,274							$8,723       $8,169        $8,559       $8,123

     In the opinion of the Partnership's management, each of the properties is adequately covered by insurance. For additional information concerning the properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations". A discussion of general competitive conditions to which these properties are subject is included in Item 1 hereof.

	    Item 3.  Legal Proceedings.

The Registrant has been named as a defendant in a purported class action lawsuit filed in the Delaware Court of Chancery on February 3, 1999 by two BAC holders, Alvin M. Panzer and Sandra G. Panzer, against the Registrant, its general partners, America First and various of their affiliates (including Capital Source, L.P. II-A, a similar partnership with general partners that are affiliates of America First) and Lehman Brothers, Inc. The plaintiffs seek to have the lawsuit certified as a class action on behalf of all BAC holders of the Registrant and Capital Source, L.P. II-A. The lawsuit alleges, among other things, that a proposed merger transaction involving the Registrant and Capital Source, L.P. II-A is deficient and coercive, that the defendants have breached the terms of the Registrant's partnership agreement and that the defendants have acted in manners which violate their fiduciary duties to the BAC holders. The plaintiffs seek to enjoin the proposed merger transaction and to appoint an independent BAC holder representative to investigate alternative transactions. The lawsuit also requests a judicial dissolution of the Registrant, an accounting, and unspecified damages and costs.

There are no other material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

	    Item 4.  Submission of Matters to a Vote of Security Holders.  No matter was submitted during the fourth quarter of 1998 to a vote of the Registrant's security holders.

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

		          (b)	Investors.  The approximate number of BAC Holders on December
					31, 1998, was 5,571.

		          (c)	Distributions.  Cash distributions are paid on a quarterly
     basis to the record holders of BACs as of the last day of each month.
     Total cash distributions paid or accrued to BAC Holders during the fiscal years ended December 31, 1998, and December 31, 1997, equaled $3,407,963
					and 3,407,965 respectively.  The cash distributions paid per BAC during
					the fiscal years ended December 31, 1998, and December 31, 1997
				 were as follows:

                                                       Per BAC
                                           Year Ended            Year Ended
                                       December 31, 1998     December 31, 1997
                                       -----------------     -----------------
              Income                              .5582	      $          .8952
              Return of Capital                   .4518                  .1148
                                       -----------------     -----------------
              Total                    $         1.0100       $         1.0100
                                       =================     =================

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same levels in 1999 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Partnership. The information set forth below should be read in conjunction with the Financial Statements and Notes thereto filed in response to Item 8 hereof.

                                                            For the	       For the	       For the        For the        For the
		                                                       Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
		                                                    Dec. 31, 1998  Dec. 31, 1997  Dec. 31, 1996  Dec. 31, 1995  Dec. 31, 1994
                                                      -------------  -------------  -------------  -------------  -------------
Mortgage-backed securities income	                    $		3,262,922			$ 	3,302,727  	$		3,340,747   $  3,895,475   $  3,924,176
Interest income on temporary cash investments
 and U.S. government securities                           	530,396								554,604      	 523,636      	 193,257       	130,252
Equity in losses of Operating Partnerships 	             	(186,942)						(178,550)  				(257,512)      (255,500)     	(232,361)
Other income                                                 6,300										5,334       	  9,749          3,950      	   2,400
Operating and administrative expenses                   (1,710,173)						(632,894)    	 (429,313)      (365,125)    	 (359,592)
						                                                -------------  -------------  -------------  -------------  -------------
Net income	                                           $		1,902,503			$  3,051,221   $  3,187,307   $ 	3,472,057   $  3,464,875
                                                      =============  =============  =============  =============  =============
Net income, basic and diluted, per
 Beneficial Assignment Certificate (BAC)              $        .56			$								.90   $        .94   $       1.02   $       1.02
                                                      =============  =============  =============  =============  =============
Cash distributions paid or accrued per BAC	           $     1.0100			$					1.0100   $     1.0100   $     1.0100   $     1.0100
                                                      =============  =============  =============  =============  =============
Investment in FHA Loans                 	             $ 12,429,485			$	12,511,046   $ 12,585,755   $ 12,654,188   $ 12,716,874
                                                      =============  =============  =============  =============  =============
Investment in GNMA Certificates     	                 $ 23,454,411			$	23,588,139   $ 23,937,795   $ 24,388,920   $ 31,770,666
                                                      =============  =============  =============  =============  =============
Total assets	                                         $ 45,707,177			$	46,965,808   $ 47,248,776   $ 47,541,721   $ 47,448,997
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

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                               For the	            For the             For the
                                                                            Year Ended	       	 Year Ended          Year Ended
                                                                         Dec. 31, 1998	      Dec. 31, 1997       Dec. 31, 1996
                                                                        ---------------     ---------------     ---------------
Regular monthly distributions
	Income				                                                             $        .5582						$								.8952      $        .9352
	Return of capital				                                                           .4518															.1148               .0748
                                                                        ---------------     ---------------     ---------------
				                                                                    $       1.0100      $       1.0100 	    $       1.0100
                                                                        ===============     ===============     ===============
Distributions
	Paid out of cash flow							                                           $       1.0100      $       1.0100	     $       1.0100
                                                                        ===============     ===============     ===============

Regular quarterly distributions to BAC Holders consist primarily of interest received on FHA Loans and GNMA Certificates. Additional cash for distributions is received from other temporary investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BAC Holders. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the year ended December 31, 1998, a net amount of $1,334,522 of undistributed cash flow was added to reserves. The total amount held in reserves at December 31, 1998, was $9,229,246 of which $879,182 was invested in GNMA Certificates.

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

The following table shows the occupancy levels of the properties financed by the Partnership at December 31, 1998:

                                                                                                     Number    	   Percentage
                                                                                  Number          of  Units         of  Units
Property Name                     	         Location                           of  Units           Occupied          Occupied
-------------------------------             --------------------             ------------       ------------       ------------
Bluff Ridge Apartments                      Jacksonville, NC        	                108                107            			99%
Fox Hollow Apartments 	                     High Point, NC	                          184	               177               96%
Highland Park Apartments            	       Columbus, OH              	              252           	    236               94%
Misty Springs Apartments         	          Daytona Beach, FL                        128           	    126               98%
The Ponds at Georgetown                     Ann Arbor, MI              	             134            	   133               99%
Waterman's Crossing                         Newport News, VA        	                260            	   260              100%
Water's Edge Apartments                     Lake Villa, IL                           108            	   105               97%
                                                                            -------------       ------------       ------------
	                                                                                  1,174	             1,144          					97%
                                                                            =============       ============       ============

The following sets forth certain information regarding the properties financed by the Partnership:

Bluff Ridge Apartments

Bluff Ridge Apartments is a 108-unit complex located in Jacksonville, North Carolina. Average occupancy was 99% in 1998, compared to 96% in 1997. Operations at Bluff Ridge are heavily dependent on demand from the local military personnel. The Jacksonville rental market has remained relatively stable throughout 1998. Operating revenue increased as a result of rental rate increases and an increase in average occupancy. In addition, real estate operating costs decreased primarily due to a decrease in repairs and maintenance expenses and property improvements. As a result, net operating income, excluding interest, depreciation and amortization, increased approximately 3% from 1997 to 1998. The property was current on its debt service payments during 1998.

Fox Hollow Apartments

Fox Hollow Apartments is a 184-unit apartment community located in High Point, North Carolina. Average occupancy was 95% in 1998, compared to 96% in 1997. Excluding interest, depreciation and amortization, net operating income increased approximately 19% from 1997 to 1998. This increase was primarily due to a decrease in repairs and maintenance expenses and a slight increase in rental revenues due to rental rate increases. The property remained in compliance with the terms of the Loan Modification Agreement (LMA) entered into with the mortgage holder in 1996. While there can be no assurance that the modified terms of the Fox Hollow mortgage will enable the property to remain current on its mortgage obligations, the restructuring allows the Partnership to retain its Partnership Equity Investment in the Fox Hollow Apartments and improves the property's ability to make its required mortgage payments.

Highland Park Apartments

Highland Park Apartments contains 252 luxury garden apartments and is located in Columbus, Ohio. Average occupancy was 95% in 1998, compared to 93% in 1997. Excluding interest, depreciation and amortization, net operating income decreased approximately 5% from 1997 to 1998. This decrease is primarily due to an increase in real estate operating expenses of approximately 9% which was partially offset by a 1% increase in rental revenue resulting primarily from the increase in average occupancy. The increases in real estate operating expenses resulted from higher repairs and maintenance expenses and advertising costs which were partially offset by a decrease in other administrative expenses. The property remained current on its mortgage obligations throughout 1998.

Misty Springs Apartments

Misty Springs Apartments is a 128-unit apartment community located in Daytona Beach, Florida. Average occupancy was 100% in 1998, compared to 98% in 1997. Net operating income, excluding interest, depreciation and amortization, was approximately 5% lower in 1998, compared to 1997. This decrease resulted from a 14% increase in real estate operating expenses which was partially offset by an increase of approximately 5% in operating revenue. Real estate operating expenses were higher primarily due to increases in salaries and related expenses and repairs and maintenance expenses which were partially offset by a 9% decrease in administrative expenses. The increase in operating revenue was due primarily to the increase in average occupancy. Shortfalls of $10,000 were funded by the Partnership reserves in 1998.

At December 31, 1998, the operating partnership was in compliance with the terms of a Reinstatement Agreement entered into in 1993. The Operating Partnership was current on its debt service payments on its mortgage loan during 1998.

The Ponds at Georgetown

The Ponds at Georgetown consists of 134 apartments located in Ann Arbor, Michigan. Average occupancy was 99% in 1998, compared to 97% in 1997. Rental revenue increased approximately 3.5% in 1998, compared to 1997, primarily due to the increase in average occupancy while real estate operating expenses increased approximately 8%. The increase in real estate operating expenses was primarily due to an 8% increase in repairs and maintenance expenses which was partially offset by a 17% decrease in real estate taxes. As previously disclosed, the mortgage loan for the Ponds at Georgetown was restructured in September 1998 which lowered the interest rate from 9.25% to 7.85%. In connection with the restructuring, shortfalls of $176,942 were funded by the Partnership's reserves. As a result of restructuring the mortgage loan, cash flow from the property is now anticipated to be sufficient to cover all the operating partnership's cash needs, including mortgage payments and taxes.
The property was current on its mortgage obligations as of December 31, 1998.

Waterman's Crossing

Waterman's Crossing is a 260-unit apartment community located in Newport News, Virginia. Average occupancy was 100% in 1998, compared to 98% in 1997. The operating partnership was current on its mortgage obligations in 1998. Excluding interest, depreciation and amortization, operating income increased 6% from 1997 to 1998. This increase was primarily due to reductions of approximately 5% in repairs and maintenance expenses and 11% in advertising expenses. These decreases were partially offset by an increase in administrative expenses of approximately 6% and an increase in operating revenue of approximately 4%. The increase in operating revenue resulted primarily from the increase in average occupancy.

Water's Edge Apartments

Water's Edge Apartments is a 108-unit apartment complex located in Lake Villa, Illinois. Average occupancy was 96% in 1998 and 1997. Net operating income, excluding interest, depreciation and amortization, increased approximately 2% in 1998 compared to 1997. This increase is primarily attributable to higher operating revenue due primarily to the increase in average occupancy. The operating partnership remained current on its mortgage obligations in 1998.

Results of Operations

The tables below compare the results of operations for each year shown.

                                                                               For the	            For the		          For the
                                                                       	    Year Ended     		   Year Ended		       Year Ended
                                                                         Dec. 31, 1998 		    Dec. 31, 1997       Dec. 31, 1996
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $    3,262,922						$				3,302,727      $    3,340,747
Interest income on temporary cash investments
  and U.S. government securities             	                                 530,396													554,604             523,636
Equity in losses of Operating Partnerships 		                                	(186,942)											(178,550)           (257,512)
Other income                                                              							6,300														 5,334               9,749
                                                                         --------------     ---------------     ---------------
				                                                                         3,612,676											3,684,115           3,616,620
Operating and administrative expenses	                                   			 1,710,173 												632,894             429,313
                                                                         --------------     ---------------     ---------------
Net income	                                                              $  	1,902,503						$			 3,051,221      $    3,187,307
                                                                         ==============     ===============     ===============

                                                                         	    Increase	           Increase
                                                                       		    (Decrease)     		   (Decrease)
                                                                             From 1997 		        From 1996
                                                                        ---------------     ---------------
Mortgage-backed securities income                                       $   		 (39,805) 		   $  			(38,020)
Interest income on temporary cash investments
  and U.S. government securities                                               (24,208)           		30,968
Equity in losses of Operating	Partnerships                                     	(8,392)													78,962
Other income                                                            											966				          (4,415)
                                                                         --------------     ---------------
				                                                                          	(71,439)  						     67,495
Operating and administrative expenses	                                      	1,077,279  											203,581
                                                                         --------------     ---------------
Net income	                                                              $  (1,148,718)  	   $ 		 (136,086)
                                                                         ==============     ===============

Mortgage-backed securities income decreased $39,805 from 1997 to 1998 and $38,020 from 1996 to 1997, due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Interest income on temporary cash investments and U.S. government securities decreased $24,208 from 1997 to 1998 due to a decrease in the average cash balance primarily due to additional equity contributions made to The Ponds at Georgetown and an increased investment in The Ponds at Georgetown GNMA Certificate.

Interest income on temporary cash investments and U.S. government securities increased $30,968 from 1996 to 1997 due to an increase in the Partnership's cash reserve as additional cash was placed in reserves during 1996 and 1997.

The Partnership suspended recognizing losses in the Operating Partnerships when its entire initial investment had been consumed by such losses. Subsequently, losses have been recognized only to the extent of additional contributions, net of distributions received, to the Operating Partnerships by the Partnership.

The Partnership made additional investments in certain Operating Partnerships of $186,942, $178,550, and $334,745 during 1998, 1997 and 1996, respectively.
During 1996, the Partnership received a distribution of $77,233 from one of the Operating Partnerships. The Partnership recorded equity in losses of Operating Partnerships for 1998, 1997, and 1996 to the extent of the additional investments in Operating Partnerships, net of distributions received.

Operating and administrative expenses increased $1,077,279 from 1997 to 1998. This increase was due to: (i) the write-off of approximately $767,000 in transaction costs incurred in conjunction with the proposed merger described in Note 9 to the financial statements; (ii) an increase of approximately $273,000 in salaries and related expenses primarily due to additional management time incurred in conjunction with the aforementioned proposed merger; (iii) an increase of approximately $30,000 in fees and expenses incurred in connection with a review of various options for restructuring the Partnership to improve total investment returns and provide liquidity to the Partnership's investors and (iv) an increase of approximately $7,000 in other operating and administrative expenses. Operating and administrative expenses increased $203,581 from 1996 to 1997 primarily due to: (i) and increase of approximately $137,000 in salaries and related expenses, and (ii) an increase of approximately $44,000 in professional fees incurred in connection with a review of various options available to the Partnership to improve total investment returns and provide liquidity to the Partnership's investors and
(iii) an increase of approximately $23,000 in other operating and administrative expenses.

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

State of Readiness

The IT system maintained by America First consists primarily of personal computers, most of which are connected by a local area network. All accounting and other record keeping functions relating to the Partnership that are conducted in house by America First are performed on this PC-LAN system. America First does not own or operate any "mainframe" computer systems. The PC-LAN system runs software programs that America First believes are compatible with dates after December 31, 1999. America First has engaged a third party computer consulting firm to review and test its PC-LAN system to ensure that it will function correctly after that date and expects that this process, along with any necessary remediation, will be completed by
mid-1999.   America First believes any Year 2000 problems relating to its IT systems will be resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the America First IT systems that will need to be resolved.

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

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership's primary market risk exposure is interest rate risk. The Partnerhsip's exposure to market risk for changes in interest rates relates primarily to its investment securities which is comprised of investments in debt securities with fixed interest rates. The Partnership does not use derivative financial instruments to hedge its investment portfolio.

The table below presents principal amounts and weighted average interest rates by year of maturity for the Partnership's investment portfolio:

                    Principal            Weighted Average
   Maturity           Amount               Interest Rate
 ------------    -----------------       -----------------
	      1999      $        216,559            				 	8.82%
       2000               238,486            				 	8.81%
       2001               260,774            						8.81%
       2002               285,159            				 	8.81%
       2003               311,840	           				 	8.80%
 Thereafter            34,532,160                  9.01%


The aggregate fair value of the Partnership's investment securities at December 31, 1998 was $36,129,123.

	    Item 8. Financial Statements and Supplementary Data. The Financial Statements and supporting schedules of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

	    Item 9.  Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.  There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1998 and 1997.

The information required by this Item 9 relating to a change in accountants has been previously reported (as that term is defined by Rule 12a-2 of the Exchange Act) with the Commission by the Partnership on its Current Report on Form 8-K dated October 2, 1998, as amended, and is hereby incorporated by reference.

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

	    Michael B. Yanney, 65, has served as the Chairman, President and Chief Executive Officer of America First Companies L.L.C. and its predecessors since 1984. From 1977 until the organization of the first such fund in 1984, Mr.
Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Level 3 Communications, Inc., Freedom Communications, Inc., Magnum Resources, RCN Corporation, Rio Grande Medical Technologies, Inc. and PKS Information Services, Inc..

	    Michael Thesing, 44, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  He serves as
President of America First Investment Advisors L.L.C. and is a member of the
Board of Managers of America First Companies L.L.C..  From January
1984 until July 1984 he was employed by various companies controlled by Mr.
Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 72, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    Martin A. Massengale, 65, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska
Lincoln from 1981 until 1990 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company and IBP, Inc. and is a member of the Board of Trustees of the Great Plains Funds, Inc.

	    Alan Baer, 76, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of Lancer
Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses.  Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.  Mr.
Baer has also owned and served on the board of directors of several banks in
Nebraska and Illinois.

	    Gail Walling Yanney, 62, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she was a director of FirsTier
Bank, N.A., Omaha prior to its merger with First Bank, N.A..  Ms. Yanney is the wife of Michael B. Yanney.


	    Mariann Byerwalter, 38, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from
1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief
Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987.  She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice
President in the bank's Corporate Planning and Development Department.  Ms.
Byerwalter currently serves on the board of directors of Redwood Trust, Inc.

	    Item 11. Executive Compensation. The Registrant does not have any directors or officers. Certain services are provided to the Registrant by managers and officers of America First. None of the directors or officers of the General Partners or the managers or officers of America First receive compensation from the Registrant and neither General Partner receives reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to the General Partners pursuant to the terms of its agreement of limited partnership during the period ending
December 31, 1998, is described in Note 7 to the Notes to the Financial Statements filed in response to Item 8 hereof.

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

	    The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. During 1998, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during 1998.

	    During 1998, the Registrant paid or reimbursed the General Partners $1,305,744 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 7 to Notes to Financial Statements filed in response to Item 8 hereof for a description of these costs and expenses.

     America First Properties Management Company, L.L.C. (the "Manager") has been retained to provide property management services with respect to the day-to-day operation of Waterman's Crossing, Misty Springs, Fox Hollow Apartments and The Ponds at Georgetown. The property management agreements provide that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager range from 4% to 4.4% of gross revenues. Because the Manager is an affiliate of the General Partners, the management fees payable by the Registrant to the Manager may not exceed the lesser of (i) the rates that the Registrant would pay an unaffiliated manager for similar services in the same geographic location or (ii) the Manager's actual cost for providing such services. During the year ended December 31, 1998, the Manager was paid property management fees of $196,606.

	                                  PART IV

	    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (a) The following documents are filed as part of this report:

		          1.	Financial Statements.  The following financial statements are included in response to Item 8 of this report:

		          Independent Auditors' Report.

		          Balance Sheets of the Registrant as of December 31, 1998, and
            December 31, 1997.

		          Statements of Income and Comprehensive Income of the Registrant
											 for the years ended December 31, 1998, December 31, 1997, and
											 December 31, 1996.

		          Statements of Partners' Capital (Deficit) of the Registrant for
            the years ended December 31, 1998, December 31, 1997, and December
            31, 1996.

		          Statements of Cash Flows of the Registrant for the years ended
            December 31, 1998, December 31, 1997, and December 31, 1996.

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

															24. Power of Attorney

															27. Financial Data Schedule

	    (b)	The Registrant filed the following Form 8-K during the last
quarter of the period covered by this report:

																																																																								Financial Statements
Date of Report														Item Reported																																							Filed
--------------------								-------------																															---------------------
October 2, 1998													Item 4. Change in Registrant's																							No
																																				Certifying Accountant
																												Item 5.	Other Events
																												Item 7.	Financial Statements & Exhibits


INDEPENDENT AUDITORS' REPORT

To the Partners
Capital Source L.P.:

We have audited the accompanying balance sheets of Capital Source L.P. as of December 31, 1998 and 1997, and the related statements of income and comprehensive income, partners' capital (deficit) and cash flows for the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Source L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


Omaha, Nebraska
March 19, 1999																																		/s/KPMG Peat Marwick LLP

CAPITAL SOURCE L.P.
BALANCE SHEETS

                                                                                             Dec. 31, 1998       Dec. 31, 1997
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                 	$ 	 	9,304,694 					$			10,410,564
 Investment in FHA Loans (Note 5)                                                             			12,429,485										12,511,046
 Investment in GNMA Certificates (Note 5)                                                     			23,454,411										23,588,139
 Investment in Operating Partnerships (Note 6)                                                 	   	 	 	-																	  -
 Interest receivable                                                                           	 		 306,659													321,485
 Other assets                                                                                  	  		211,928													134,574
                                                                                            ---------------     ---------------
                                                                                           	 $ 		45,707,177						$			46,965,808
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable (Note 7)	                                                               	 $  		 490,085    		 $      204,142
		Distribution payable (Note 4)		                                                              			 860,597	             860,587
                                                                                            ---------------     ---------------
                                                                                           	 $			1,350,682												1,064,729
                                                                                            ---------------     ---------------
 Partners' Capital (Deficit)
	 General Partner	                                                                            			 (172,094)												(156,647)
 	Beneficial Assignment Certificate Holders
			($13.20 per BAC in 1998 and $13.65 in 1997)	                                         	    			44,528,589										 46,057,726
                                                                                            ---------------     ---------------
                                                                                          						44,356,495											45,901,079
                                                                                            ---------------     ---------------
                                                                                      				  $ 		45,707,177  					$			46,965,808
                                                                                            ===============     ===============

CAPITAL SOURCE L.P.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                      			                      For the             For the             For the
                                               			                          Year Ended          Year Ended          Year Ended
                                               				                      Dec. 31, 1998       Dec. 31, 1997	      Dec. 31, 1996
                                                                        ---------------     ---------------     ---------------
Income
	Mortgage-backed securities income (Note 5)                             $				3,262,922						$				3,302,727      $    3,340,747
	Interest income on temporary cash investments
    and U.S. government securities       	                                    	530,396												 554,604             523,636
 Equity in losses of Operating Partnerships (Note 6)                        		(186,942)											(178,550)           (257,512)
 Other income                                                                   	6,300														 5,334               9,749
     	                                                                  ---------------     ---------------     ---------------
                                                                            	3,612,676											3,684,115           3,616,620
Expenses
	Operating and administrative expenses (Note 7)                             	1,710,173													632,894             429,313
                                                                        ---------------     ---------------     ---------------
Net income	                                                             	    1,902,503											3,051,221      	    3,187,307
Other  comprehensive income:
 Unrealized gains (losses) on securities
	  Unrealized holding gains (losses) arising during the year																				(4,669)														2,114													(39,504)
                                                                        ---------------     ---------------     ---------------
Net comprehensive income																																																$				1,897,804						$				3,053,335						$    3,147,803
                                                                        ===============     ===============     ===============
Net income allocated to:
	General Partner	                                                       $      	19,025						$						 30,512      $       31,873
	BAC Holders		                                                              	1,883,478										 3,020,709           3,155,434
                                                                        ---------------     ---------------     ---------------
			                                                                     $   	1,902,503						$				3,051,221      $    3,187,307
                                                                        ===============     ===============     ===============
Net income, basic and diluted, per BAC	                                 $          .56						$										.90      $          .94
                                                                        ===============     ===============     ===============
Weighted average number of BACs outstanding	                                	3,374,222											3,374,222           3,374,222
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FROM DECEMBER 31, 1995 TO DECEMBER 31, 1998




                                                           General            	 BAC
                                                          Partners            Holders	           		Total
                                                    ---------------     ---------------     ---------------
Partners' Capital (Deficit) (excluding accumulated
 other comprehensive income)
  Balance at December 31, 1995                       $    (150,620)      $  46,654,333   	   $  46,503,713
  Net income				                                            31,873		         3,155,434  	        3,187,307
  Cash distributions paid or accrued (Note 4)		            (34,424)		       (3,407,965)         (3,442,389)
                                                      ---------------     ---------------     ---------------
  Balance at December 31, 1996                            (153,171)         46,401,802          46,248,631
  Net income                                                30,512           3,020,709           3,051,221
  Cash distributions paid or accrued (Note 4)              (34,424)         (3,407,965)         (3,442,389)
                                                    ---------------     ---------------     ---------------
  Balance at December 31, 1997						               	      (157,083)         46,014,546          45,857,463
  Net income                                                19,025           1,883,478           1,902,503
  Cash distributions paid or accrued (Note 4)              (34,425)         (3,407,963)         (3,442,388)
                                                    ---------------     ---------------     ---------------
                                                   	      (172,483)         44,490,061          44,317,578
                                                    ---------------     ---------------     ---------------



Accumulated Other Comprehensive Income
 Balance at December 31, 1995                                  810              80,196              81,006
  Other comprehensive income                                  (395)            (39,109)            (39,504)
                                                    ---------------     ---------------     ---------------
 Balance at December 31, 1996                                  415              41,087              41,502
  Other comprehensive income                                    21               2,093               2,114
                                                    ---------------     ---------------     ---------------
 Balance at December 31, 1997                                  436              43,180              43,616
  Other comprehensive income																																			(47)													(4,652)													(4,699)
                                                    ---------------     ---------------     ---------------
																																																															389														38,528														38,917
                                                    ---------------     ---------------     ---------------
Balance at December 31, 1998                        $     (172,094)     $   44,528,589      $   44,356,495
                                                    ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended	         Year Ended
                                                                         Dec. 31, 1998       Dec. 31, 1997	      Dec. 31, 1996
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
 Net income			                                                          $  		1,902,503						$				3,051,221      $    3,187,307
  Adjustments to reconcile net income to
    net cash provided by operating activities
   Equity in losses of Operating Partnerships	 			                             186,942													178,550           		257,512
   Amortization of discount on mortgage-backed securities				                   (2,287)													(2,665)             (6,700)
   (Decrease) increase in interest receivable                                  	14,826																	275              10,926
   Decrease (increase) in other assets                                         (77,354)													(3,605)           	 67,223
   Increase in accounts payable 											                                    285,943													106,086               1,641
                                                                        ---------------     ---------------     ---------------
   Net cash provided by operating activities                             				2,310,573											3,329,862           3,517,909
                                                                        ---------------     ---------------     ---------------
Cash flows from investing activities
 FHA Loan and GNMA principal payments received                              	2,635,396												 429,144             491,754
	Acquisition of GNMA Certificate										                                	 (2,422,519)														 -                   -
	Investments in Operating Partnerships   													                      	 (186,942)											(178,550)           (334,745)
 Distributions received from Operating Partnerships																														-																				-																	77,233
 Maturity of U.S. government securities                                          -																			 -              1,000,000
                                                                         ---------------     ---------------     ---------------
  Net cash provided by investing activities                             								25,935													250,594           1,234,242
                                                                        ---------------     ---------------     ---------------
Cash flows from financing activities
 Distributions paid				                                                   	 (3,442,378)									(3,442,389)         (3,442,389)
                                                                        ---------------     ---------------     ---------------
Net increase in cash and temporary cash investments	                       	(1,105,870)												138,067           1,309,762
Cash and temporary cash investments at beginning of year  				            		10,410,564									 10,272,497           8,962,735
                                                                        ---------------     ---------------     ---------------
Cash and temporary cash investments at end of year  			                 $  	 9,304,694						$			10,410,564      $   10,272,497
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

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

CS Properties I, Inc., which is owned by the General Partners, serves as the Special Limited Partner for the Operating Partnerships. The Special Limited Partner has the power, among other things, to remove the general partners of the Operating Partnerships under certain circumstances and to consent to the sale of the Operating Partnerships' assets. CS Properties I, Inc. also serves as the general partner of Misty Springs Apartments, Waterman's Crossing and Fox Hollow Apartments and as a co-general partner of The Ponds at Georgetown.

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

	B)	Investment in Mortgage-Backed Securities
    Investment securities are classified as held-to-maturity,
    available-for-sale, or trading.  Investments classified as held-to-maturity are carried at amortized cost.  Investments classified as available-for-sale are reported at fair value, as determined by reference
				to published sources.  Any unrealized gains or losses are excluded from
				earnings and reflected in other comprehensive income.		Subsequent increases
			 and decreases in the net unrealized gain/loss on the available-for-sale
			 securities are reflected as adjustments to the carrying value of the
				portfolio and in other comprehensive income.  The Partnership does not have
			 investment securities classified as trading.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

	C)	Investment in Operating Partnerships
    The investment in Operating Partnerships consists of interests in limited partnerships which own properties underlying the mortgage-backed securities and are accounted for using the equity method.  The investments
				by the Partnership in the Operating Partnerships were recorded at the cost
				to acquire such interests.  Subsequently, losses were recorded by the
				Partnership as they were realized by the Operating Partnerships.  The
				Partnership suspended recognizing losses in the Operating Partnerships
				when its entire initial investment had been consumed by such losses.
				Subsequently, losses have been recognized only to the extent of additional
				contributions, net of distributions received,  to the Operating Partnerships
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

 D) Income Taxes
    No provision has been made for income taxes since BAC Holders are required to report their share of the Partnership's income for federal and state income tax purposes. The book basis of the Partnerships' assets and liabilities exceeded the tax basis by $10,331,740 and $9,517,551 at December 31, 1998, and December 31, 1997, respectively.

 E)	Temporary Cash Investments
    Temporary cash investments are invested in short-term debt securities purchased with an original maturity of three months or less.

 F) Net Income per Beneficial Assignment Certificate (BAC)
    Net income per BAC is based on the number of BACs outstanding (3,374,222) during each year presented.

 G) Comprehensive Income
			 In 1998, the Partnership adopted Statement of Financial Accounting
			 Standards No. 130, "Reporting Comprehensive Income" (SFAS 130).  SFAS 130
			 requires the display and reporting of comprehensive income, which includes
			 all changes in Partners' Capital with the exception of additional
				investments by partners or distributions to partners.  Comprehensive income
			 for the Partnership includes net income and the change in net unrealized
			 holding gains (losses) on investments.  The adoption of SFAS 130 had no
				impact on total Partners' Capital.

 H) Segment Reporting
				In 1998, the Partnership adopted Statement of Financial Accounting
				Standards No. 131, "Disclosures about Segments of an Enterprise and
				Related Information" (SFAS 131).  SFAS 131 requires that a public business
				enterprise report financial and descriptive information about its
				reportable operating segments.  The adoption of SFAS 131 did not have an
				impact on the financial reporting of the Partnership as it is engaged
				solely in the business of owning mortgages and holding equity interests in
				real estate limited partnerships.

 I) New Accounting Pronouncements
				In June, 1998, the Financial Accounting Standards Board issued Statement of
			 Financial Accounting Standards No. 133, "Accounting for Derivative
				Instruments and Hedging Activities" (SFAS 133).  This statement provides new
			 accounting and reporting standards for the use of derivative instruments.
				Adoption of this statement is required by the Partnership effective
			 January 1, 2000.  Management believes that the impact of such adoption
				will not be material to the financial statements.

				In April 1998, the Accounting Standards Executive Committee issued
				Statement of Position 98-5, "Reporting on the Costs of
				Start-Up Activities" (SOP 98-5).  This statement requires costs of start-up
			 activities and organization costs to be expensed as incurred.  Adoption of
			 this statement is required by the Partnership effective January 1, 1999.
				Management intends to adopt the statement as required in fiscal 1999.
				Management believes that the impact of such adoption will not have an
				impact to the financial statements.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

3.	Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at December 31, 1998:

Cash and temporary cash investments				                               $    8,350,064
GNMA Certificates                                                          		879,182
                                                                      ---------------
                              					                                   $   	9,229,246
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

At December 31, 1998, the total amortized cost, gross unrealized holding gains, and aggregate fair value of available-for-sale securities were $840,265, $38,917 and $879,182, respectively. The total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $35,004,714, $245,227 and $35,249,941, respectively.

At December 31, 1997, the total amortized cost, gross unrealized holding gains, and aggregate fair value of available-for-sale securities were $1,044,910, $43,616 and $1,088,526, respectively. The total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $35,010,659, $491,651 and $35,502,310, respectively.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

Descriptions of the Partnership's mortgage-backed securities held at December 31, 1998 are as follows:

                                                                                                                        Income
                                      					          	    Number 	    Interest					  Maturity   				   Carrying         Earned
Type of Security and Name        			  Location       			of Units   	      Rate 		   					Date    	 	 	 		Amount        in 1998
---------------------------------			-----------------   --------   ----------- 	 ------------   ---------------    -----------
Held-to-Maturity
GNMA Certificates:
 Misty Springs Apartments	          Daytona Beach, FL       128       8.75%	       06-15-2029   $  4,246,682      $   372,615
 The Ponds at Georgetown	           Ann Arbor, MI           134       7.50%	(1)    12-15-2029      2,419,479          196,242
 Waterman's Crossing	               Newport News, VA        260      10.00%	       09-15-2028     10,873,980        1,089,882
 Water's Edge Apartments	           Lake Villa, IL          108       8.75%	       12-15-2028      5,035,088          441,852
																																																																																																---------------   ------------
																																																																																																		22,575,229								2,100,591
FHA Loans:
 Bluff Ridge Apartments	            Jacksonville, NC        108       8.72%	       11-15-2028	     3,487,222          305,012
 Highland Park Apartments	          Columbus, OH            252       8.75%	       11-01-2028      8,942,263          784,841
                                                                      								                  ---------------   ------------
                                                                    		                            12,429,485        1,089,853
                                                                                                ---------------   ------------
																																																																																																		35,004,714								3,190,444
Available-for-Sale
GNMA Certificates:
 Pools of single-family mortgages	                                    7.58%(2)   2008 to 2009     	  437,306(3)     	  36,001
 Pools of single-family mortgages	                                    7.58%(2)	  2007 to 2008      	 441,876(3)     	  36,477
                                                                                                ---------------   ------------
                                                                                            									879,182       			 72,478
                                                                                					 								  ---------------   ------------
 Balance at December 31,1998                                                                   $		35,883,896      $ 3,262,922
                                                                                							 						  ===============   ============

		(1) During the fourth quarter of 1998, this GNMA Certificate was repaid and
						a new GNMA Certificate was issued.  The interest rate on the reissued
						GNMA Certificate is 7.5% compared to 9.0% on the repaid GNMA Certificate.
  (2) Represents effective yield to the Partnership.
  (3) Reserve account asset - see Note 3.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1996
                                                                        ---------------     ---------------     ---------------
Balance at beginning of year                                            $  36,099,185 							$		36,523,550      $   37,043,108
	Additions
		Acquisition of GNMA Certificate																																											2,422,519																	-																			-
		Amortization of discount on mortgage-backed securities                        2,287 															2,665               6,700
	Deductions
		FHA Loan and GNMA principal payments received                            (2,635,396)												(429,144)           (491,754)
		Change in net unrealized holding gains on
   available-for-sale mortgage-backed securities                               (4,699)															2,114             (34,504)
                                                                        ---------------     ---------------     ---------------
Balance at end of year                      					                       $  35,883,896								$		36,099,185      $   36,523,550
                                                                        ===============     ===============     ===============

6.	Investment in Operating Partnerships

The Partnership's Operating Partnerships consist of interests in limited partnerships which own multifamily properties financed by the GNMA Certificates and FHA Loans held by the Partnership. The limited partnership agreements originally provided for the payment of a base return on the equity provided to the limited partnerships and for the payment of additional amounts out of a portion of the net cash flow or net sale or refinancing proceeds of the properties, subject to various priority payments.

Descriptions of the Operating Partnerships held at December 31, 1998, are as follows:

																																																																																																																										1998
                                                                                                                     Equity in
                                                                                                                     Losses of
                                                                                                       Carrying      Operating
Name                         	Location                 Partnership Name			                               Amount   Partnerships
------------------------      ---------------------    -----------------------------------------    ------------  -------------
Misty Springs Apartments	     Daytona Beach, FL        Cypress Landings II, LTD.                    $      -       $   (10,000)
The Ponds at Georgetown	      Ann Arbor, MI            Ponds at Georgetown Limited Partnership             -          (176,942)
Waterman's Crossing	          Newport News, VA         Oyster Cove Limited Partnership                     -     									-
Water's Edge Apartments	      Lake Villa, IL           Water's Edge Limited Partnership                    -              -
Bluff Ridge Apartments	       Jacksonville, NC         Bluff Ridge Associates Limited Partnership          -              -
Highland Park Apartments	     Columbus, OH             Interstate Limited Partnership                      -              -
                                                                                                    ------------   ------------
Balance at December 31, 1998                                                                    				$      -       $  (186,942)
                                                                                                    ============   ============


CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

Reconciliation of the carrying amount of the Operating Partnerships is as follows:

                                                                              For the             For the             For the
                                                                           Year Ended          Year Ended          Year Ended
                                                                        Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1996
                                                                       ---------------     ---------------     ---------------
Balance at beginning of year                  								                 $         -         $          -        $          -
	Addition
  Investment in Operating Partnerships                                      	186,942															178,550            	334,745
 Deductions
		Equity in losses of Operating Partnerships                          						(186,942)													(178,550)           (257,512)
		Distributions received from Operating Partnerships                            -																				 -                (77,233)
                                                                       ---------------      ---------------     ---------------
Balance at end of year                   					                         $        -          $ 	  	     -        $         	-
                                                                       ===============      ===============     ===============

Combined Financial Statements of the Operating Partnerships are as follows:

CAPITAL SOURCE L.P.
OPERATING PARTNERSHIPS BALANCE SHEETS

                                                                                             Dec. 31, 1998       Dec. 31, 1997
                                                                                            ---------------     ---------------
Assets
 Investment in real estate:
		Land																				                                                              				$  			3,098,171					$			3,093,671
		Buildings																		                                                               					38,090,720								37,716,906
		Personal property																																																																															1,663,961									2,001,950
																					                                                   																				 --------------     ---------------
																																																																																																	42,852,852								42,812,527
		Less accumulated depreciation														                                                			(12,219,492)						(11,267,188)
																																																																																													--------------    ---------------
 	Net investment in real estate                                                           		  	 	30,633,361							 31,545,339

		Cash and temporary cash investments, at cost
			which approximates market value	                                                             				358,887											294,233
		Escrow deposits and property reserves                                                      				 		567,420											600,753
		Interest and other receivables																																																																					56,782												16,103
		Deferred mortgage issuance cost, net of
			accumulated amortization																																																																							2,061,678									2,047,698
  Other assets																																																																																						448,844											518,661
																																																																																													--------------     ---------------
																																																																																											$					34,126,971					$		35,022,787
																																																																																													==============					===============

Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable and accrued expenses                                                    $    		1,194,471					$			1,303,872
		Mortgage loan payable										                                                           		 		41,100,810								41,331,679
		Intercompany interest payable																																																																					254,370											291,230
		Due to general partners and their affiliates                                                	 		3,941,467									4,013,626
	                                                                                           ---------------     ---------------
																																																																																																	46,491,118								46,940,407
																																																																																												---------------     ---------------

 Partners' Capital (Deficit)
	 General Partners                                                                            		(12,364,146)						(11,917,620)
 	Limited Partners																																																																																					-																	-
                                                                                            ---------------     ---------------
																																																																																																(12,364,146)						(11,917,620)
																																																																																											 ---------------     ---------------
                                                                                          	$ 		 	34,126,971					$		35,022,787
                                                                                            ===============     ===============

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

CAPITAL SOURCE L.P.
OPERATING PARTNERSHIPS INCOME STATEMENTS
                                                                         Dec. 31, 1998        Dec. 31, 1997      	Dec. 31, 1996
                                                                        ---------------     ---------------     ---------------
Income
 Rental income																																																										$				7,739,350						$				7,555,700      $  	 7,203,323
	Interest income on temporary cash investments                                	 23,807														29,277         				 26,964
 Other income		                                                              		374,279													246,723      			    260,383
                                                                        ---------------     ---------------     ---------------
			                                                                     	   	8,137,436											7,831,700      	    7,490,670
                                                                        ---------------     ---------------     ---------------
Expenses
	Real estate operating expenses																																														3,674,740											3,601,141 			    	  3,712,500
 Depreciation expense			                                              									952,305												 960,062													951,835
 Interest expense																								                                  	 4,067,738											4,073,157 					     3,855,732
	Amortization															                                              	 				75,201														73,980       					  69,309
                                                                        ---------------     ---------------    	---------------
			                                                                     	  		8,769,984										 8,708,340      	  	 8,589,376
																																																																								---------------     ---------------    	---------------
Loss before extraordinary item                                     		  		  			(632,548)											(876,640)    	    (1,098,706)
  Extraordinary item - gain from forgiveness of
		 accrued interest																																																															-																			-																	82,216
                                                                        ---------------     ---------------    	---------------

Net Loss																																																																$					(632,548)						$				(876,640)						$			(1,016,490)
	                                                                       ===============     ===============     ===============
Net Loss allocated to:
 General Partners																																																							$					(445,606)						$				(698,090)						$					(758,978)
	Limited partners																																																													(186,942)											(178,550)												(257,512)
																																																																								---------------     ---------------    	---------------
																														                                        	 $	 			(632,548)						$				(876,640)						$			(1,016,490)
	                                                                       ===============     ===============     ===============


CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998


CAPITAL SOURCE L.P.
OPERATING PARTNERSHIPS STATEMENTS OF CASH FLOWS
																																																																															For the														For the													For the
																																																																												Year Ended											Year Ended										Year Ended
                                                                         Dec. 31, 1998        Dec. 31, 1997      	Dec. 31, 1996
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
Net loss																																																																$				(632,546)						$				(876,640)     $   (1,016,490)
		Adjustments to reconcile net loss to net cash
		provided by operating activities:
			Extraordinary item - gain from forgiveness of
				accrued interest																																																													-																				-      							 		 82,216
			Depreciation and amortization																																												1,027,506												1,034,042       				1,021,144
			Decrease (increase) in interest and other receivables                    		(40,679)														(7,298)      				  	 1,233
			Decrease (increase) in escrow deposits and property reserves        	   			(33,333)																(358)      	 		   55,329
			Decrease (increase) in other assets																																									69,817															21,962													(31,269)
			Increase in accounts payable and accrued expenses																									(109,401)															9,152													209,282
			Decrease in intercompany interest payable																																		(36,860)														(1,173)											(313,032)
			Increase (decrease) in due to general partners and their affiliates								(72,159)												(103,479)														4,522
                                                                        ---------------     ---------------     ---------------
  Net cash provided by operating activities																																			172,345															76,208														12,935
																																																																								---------------     ---------------     ---------------
Cash flows from investing activities:
			Acquisition of real estate																																																(378,315)													(19,652)												(12,000)
			Acquisition of personal property																																											337,989															(8,971)	         		 (5,222)
                                                                        ---------------     ---------------    	---------------
			Net cash used in investing activities 	  				                      							 (40,326)													(28,623)												(17,222)
                                                                        ---------------     ---------------    	---------------
Cash flows from financing activities:
 		Principal payments on mortgage loan payable  		                           (230,869)											(219,993)  				     (206,424)
			Contributions																																																														186,942													178,550        					334,745
			Distributions												                                              							-																			-       								 (77,233)
			Other net																                                              				(23,438)												(29,310)       				 (93,005)
                                                                        ---------------     ---------------    	---------------
  	Net cash used in financing activities															                  	   	(67,365)												(70,753)      	  	 	(41,917)
                                                                        ---------------     ---------------    	---------------
Net increase (decrease) in cash and temporary cash investments          	    		64,654													(23,168)      	  			(46,204)
Cash and temporary cash investments at beginning of year																						294,233													317,401													363,605
                                                                        ---------------     ---------------    	---------------
Cash and temporary cash investments at end of year																												358,887													294,233													317,401
																																																																							===============     ===============     ===============



7.	Transactions with Related Parties

The General Partners, certain of their affiliates and the Operating Partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The General Partners are entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. For the years ended December 31, 1998, 1997 and 1996, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during these years.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner was $1,305,744, $533,419, and $347,522 for the years ended December 31, 1998, 1997 and 1996, respectively. These reimbursed expenses are presented on a cash basis and do not reflect accruals made at each year end.

An affiliate of the General Partners has been retained to provide property management services for Waterman's Crossing, Misty Springs Apartments, Fox Hollow Apartments and The Ponds at Georgetown (beginning in November 1996). The fees for services provided were $196,606, $183,069, and $165,721 for 1998, 1997 and 1996, respectively, and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

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

                                                        At December 31, 1998                    At December 31, 1997
                                                -----------------------------------     -----------------------------------
                                                      Carrying           Estimated            Carrying           Estimated
                                                        Amount          Fair Value              Amount          Fair Value
                                                ---------------     ---------------     ---------------     ---------------
Cash and temporary cash investments             $  9,304,694			     $  			9,304,694     $   10,410,564      $   10,410,564
Investment in FHA Loans                         $ 12,429,485		      $ 			12,500,047     $   12,511,046      $   12,679,944
Investment in GNMA Certificates                 $ 23,454,411		      $				23,629,076     $   23,588,139      $   23,910,892

9. Proposed Merger

Due to significant changes in the United States equity and real estate markets in the Fall of 1998, the general partners of the Partnership have reevaluated the terms of the proposed merger of the Partnership and Capital Source, L.P. II-A into a newly formed corporation that would have made opportunistic, growth-oriented real estate investments that had the potential for higher than average returns with correspondingly greater risks. The general partners have decided to restructure the proposed transaction so that the resulting entity is a publicly-traded limited partnership that will primarily invest in residential apartment complexes and other commercial real estate. Therefore, the investment objectives of the new limited partnership will be substantially different than those of the originally proposed merger but similar to those of the Partnership. As a result of restructuring the proposed transaction, certain costs totaling approximately $767,000 that related to the previous transaction that would have been capitalized by the Partnership were expensed as of December 31, 1998.

10. Legal Proceedings

The Partnership has been named as a defendant in a purported class action lawsuit filed in the Delaware Court of Chancery on February 3, 1999 by two BAC holders, Alvin M. Panzer and Sandra G. Panzer, against the Partnership, its general partners, America First and various of their affiliates (including Capital Source, L.P. II-A, a similar partnership with general partners that are affiliates of America First) and Lehman Brothers, Inc. The plaintiffs seek to have the lawsuit certified as a class action on behalf of all BAC holders of the Partnership and Capital Source, L.P. II-A. The lawsuit alleges, among other things, that a proposed merger transaction involving the Partnership and Capital Source, L.P. II-A is deficient and coercive, that the defendants have breached the terms of the Partnership agreement and that the defendants have acted in manners which violate their fiduciary duties to the BAC holders. The plaintiffs seek to enjoin the proposed merger transaction and to appoint an independent BAC holder representative to investigate alternative transactions. The lawsuit also requests a judicial dissolution of the Partnership, an accounting, and unspecified damages and costs. At this time, the general partners are unable to estimate the effect of the litigation on the financial statements of the Partnership.

11.	Summary of Unaudited Quarterly Results of Operations

                                                        First		            Second	               Third		            Fourth
From January 1, 1998, to December 31, 1998	           Quarter		           Quarter	             Quarter		           Quarter
                                          						---------------     ---------------     ---------------     ---------------
Total income					                               $    		 949,619 	   $      	956,546	    $    	  797,305     $     		909,206
Total expenses					                                  		(222,804)		       		(196,565)         		(220,104)	        (1,070,700) (2)
														                                  ---------------     ---------------     ---------------     ---------------
Net income				                                  $      	726,815	    $      	759,981	    $      	577,201     $      (161,494)
														                                  ===============     ===============     ===============     ===============
Net income, basic and diluted, per BAC		        $          	.22 	   $          	.22 	   $          	.17     $          (.05)
														                                  ===============     ===============     ===============     ===============

(1) The Partnership had equity in losses of Operating Partnerships of $156,040.
(2) The Partnership wrote off approximately $767,000 in transaction costs
				incurred in conjunction with the proposed merger described in Note 9.


								                                                 First		            Second		             Third		            Fourth
From January 1, 1997, to December 31, 1997		           Quarter		           Quarter		           Quarter		           Quarter
														                                  ---------------     ---------------     ---------------     ---------------
Total income						                              $      928,096 	    $      885,712 	    $     	947,165 	    $      923,142
Total expenses							                                 (120,423)		         (119,321)		         (138,961)		         (254,189) (1)
														                                  ---------------     ---------------     ---------------     ---------------
Net income						                                $      807,673 	    $      766,391 	    $     	808,204 	    $      668,953
														                                  ===============     ===============     ===============     ===============
Net income, basic and diluted, per BAC         	$          .24 	    $          .22 	    $          .24    	 $          .20
														                                  ===============     ===============     ===============     ===============

(1) The Partnership incurred additional management time and expenses in
				connection with a review of various options for restructuring to improve
				total investment returns and provide liquidity to the Partnership's
				investors.

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

Date:  March 29, 1999

 	   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.


Date:  March 29, 1999										  		By	/s/ Michael B. Yanney*
			                                Michael B. Yanney,
			                                Chairman and Chief Executive Officer of
                                   the America First General Partner
                                   (Principal Executive Officer)

                                   Chairman of the Board, President,
                                   Chief Executive Officer and Manager of
                                   America First Companies L.L.C.


Date:  March 29, 1999									    	By	/s/ Michael Thesing
			                                Michael Thesing, Vice
			                                President, Secretary and
			                                Treasurer (Principal Financial Officer)
                                   of the America First General Partner

                                   Vice President, Secretary, Treasurer
                                   and Manager of America First Companies L.L.C.


Date: 	March 29, 1999 													By	/s/ William S. Carter, M.D.*
                   			             William S. Carter, M.D.
                                   Manager of America First Companies L.L.C.


Date:  March 29,	1999											 		By	/s/ Martin A. Massengale*
                   			             Martin A. Massengale
                                   Manager of America First Companies L.L.C.


Date:  March 29, 1999				        	 By	/s/ Alan Baer*
                   			             Alan Baer
                                   Manager of America First Companies L.L.C.


Date:  March 29, 1999			     		    By	/s/ Gail Walling Yanney*
                   			             Gail Walling Yanney
                                   Manager of America First Companies L.L.C.

Date:  March 29, 1999				      		  By	/s/ Mariann Byerwalter*
                   			             Mariann Byerwalter
                                   Manager of America First Companies L.L.C.



*By Michael Thesing,
    Attorney in Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24

                              POWER OF ATTORNEY

                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Tax Exempt Mortgage Fund Limited Partnership
					America First Apartment Investors, L.P.
					Capital Source L.P.
					Capital source II L.P.-A

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 1999.


		                                               /s/ Michael B. Yanney
				                                              			Michael B. Yanney

                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Tax Exempt Mortgage Fund Limited Partnership
					America First Apartment Investors, L.P.
					Capital Source L.P.
					Capital source II L.P.-A

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 1999.


		                                               /s/ William S. Carter, M.D.
				                                              			William S. Carter, M.D.

                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Tax Exempt Mortgage Fund Limited Partnership
					America First Apartment Investors, L.P.
					Capital Source L.P.
					Capital source II L.P.-A

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 1999.


		                                               /s/ Martin A. Massengale
				                                              			Martin A. Massengale

                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Tax Exempt Mortgage Fund Limited Partnership
					America First Apartment Investors, L.P.
					Capital Source L.P.
					Capital source II L.P.-A

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 1999.


		                                               /s/ Alan Baer
				                                              			Alan Baer

                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Tax Exempt Mortgage Fund Limited Partnership
					America First Apartment Investors, L.P.
					Capital Source L.P.
					Capital source II L.P.-A

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 1999.


		                                               /s/ Gail Walling Yanney
				                                              			Gail Walling Yanney

                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Tax Exempt Mortgage Fund Limited Partnership
					America First Apartment Investors, L.P.
					Capital Source L.P.
					Capital source II L.P.-A

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 1999.


		                                               /s/ Mariann Byerwalter
				                                              			Mariann Byerwalter