Form 10-Q
period 1999-03-31
CAPITAL SOURCE L P
filed 1999-05-14
CIK 775629

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended March 31, 1999 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                             Mar. 31, 1999       Dec. 31, 1998
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                 	$ 	 	8,919,955 					$				9,304,694
 Investment in FHA Loans (Note 5)                                                             			12,407,952										12,429,485
 Investment in GNMA Certificates (Note 5)                                                     			23,370,123										23,454,411
 Investment in Operating Partnerships (Note 6)                                                 	   	 	 	-																	  -
 Interest receivable                                                                           	 		 303,399													306,659
 Other assets                                                                                  	  		275,264													211,928
                                                                                            ---------------     ---------------
                                                                                           	 $ 		45,276,693						$			45,707,177
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable (Note 7)	                                                               	 $  		 197,832    		 $      490,085
		Distribution payable (Note 4)		                                                              			 860,597	             860,597
                                                                                            ---------------     ---------------
                                                                                           	 				1,058,429												1,350,682
                                                                                            ---------------     ---------------
 Partners' Capital (Deficit)
	 General Partner	                                                                            			 (173,476)												(172,094)
  	Beneficial Assignment Certificate Holders
			($13.16 per BAC in 1999 and $13.20 in 1998)	                                         	    			44,391,740										 44,528,589
                                                                                            ---------------     ---------------
                                                                                          						44,218,264											44,356,495
                                                                                            ---------------     ---------------
                                                                                      				  $ 		45,276,693  					$			45,707,177
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.


CAPITAL SOURCE L.P.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                           																																		For the Three       For the Three
                                                     																																									Months Ended   	    Months Ended
                                                     																																								Mar. 31, 1999       Mar. 31, 1998
                                                    																																								---------------     ---------------
Income
 Mortgage-backed securities income  													   																																								$    	  807,466     $						820,292
 Interest income on temporary cash investments      																																								       	104,026            138,177
 Equity in losses of Operating Partnerships        																																								     	   (50,000)											(10,000)
 Other income                                       																																								         	2,000            	 1,150
                                                    																																								---------------     ---------------
                                                    																																								    		 	863,492 	  		   			949,619
Expenses
 Operating and administrative expenses (Note 7)    																																								        	144,121         		 222,804
                                                    																																								---------------     ---------------
Net income                                          																																									      	719,371     	     	726,815
Other comprehensive income:
	Unrealized holding gains on securities arising
		during the period																																																																																			2,995														4,038
                                                    																																								---------------     ---------------
Net comprehensive income																																																																				$       722,366					$      730,853
                                                    																																								===============     ===============

Net income allocated to:
 General Partner                                   																																									$    	   	7,194     $	       7,268
 Limited Partner                                   																																								      	 	712,177           	719,547
                                                    																																								---------------     ---------------
                                                    																																								$      	719,371     $      726,815
                                                    																																								===============     ===============
Net income, basic and diluted, per BAC              																																								$          	.21     $          .22
                                                    																																								===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
STATEMENT OF PARTNERS CAPITAL (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 1999
(UNAUDITED)


                                                                              General             				BAC
                                                                              Partner             Holders               Total
                                                                        --------------     ----------------     ---------------
Partners' Capital (Deficit)
	(excluding accumulated other comprehensive income)
	Balance at December 31, 1998 (Note 2.H)																																$				(172,483)					$  		44,490,061						$   44,317,578
 Net income                                                                    	7,194          		  712,177    		       719,371
 Cash distributions paid or accrued (Note 4)                                	  (8,606)         		 (851,991)     		    (860,597)
                                                                        --------------     ----------------     ---------------
                                                                             (173,895)          44,350,247          44,176,352
                                                                        --------------     ----------------     ---------------
Accumulated other comprehensive income
 Balance at December 31, 1998                                                     389               38,528              38,917
 Other comprehensive income	                                                	    	 30             		 2,965           		  2,995
                                                                        --------------     ----------------     ---------------
                                                                                  419            	  41,493              41,912
                                                                        --------------     ----------------     ---------------
Balance at March 31, 1999				                                           $    (173,476)     $    44,391,740      $   44,218,264
                                                                        ==============     ================     ===============

CAPITAL SOURCE L.P.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                            	For the Three 	 		  For the Three
                                                                                              Months Ended        Months Ended
                                                                                             Mar. 31, 1999       Mar. 31, 1998
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $    		719,371      $  		  726,815
  Adjustments to reconcile net income to net cash
   from operating activities
    Equity in losses of Operating Partnerships																																																						50,000          	 	 10,000
    Amortization of discount on mortgage-backed securities                                        		  (628)           		  (495)
    Decrease in interest receivable																																																																		3,260         		    2,174
    Increase in other assets 																																																																						(63,336)      				 (150,565)
    Decrease in accounts payable                  																																							        	(292,253) 	   						  (3,269)
                                                            	                                ---------------     ---------------
Net cash provided by operating activities 		                                                							416,414        		   584,660
                                                                                           	 ---------------    	 ---------------
Cash flows from investing activities
 FHA Loan and GNMA principal payments received                                                  	  109,444          	 	 94,314
 Investment in Operating Partnerships                                                														(50,000)         	 	(10,000)
                                                                                            ---------------     ---------------
Net cash provided by investing activities                                                       	 	 59,444         	 		 84,314
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                                          		   (860,597)       		  (860,597)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments           											                         (384,739)           (191,623)
Cash and temporary cash investments at beginning of period                                 	     9,304,694          10,410,564
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $  	 8,919,955      $   10,218,941
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 1999
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

2.Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended
    December 31, 1998.  In the opinion of	management, all normal and recurring
    adjustments necessary to present fairly	the financial position at
    March 31, 1999 and results of operations for all periods presented have been made.

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

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

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

	G) Restatement
				The Partnership holds a majority ownership interest and through CS
				Properties I, Inc. can influence the decisions of the general partners of
		 	the Operating Partnerships in certain circumstances.  Accordingly,	the
				Partnership had consolidated the Operating Partnerships since inception.
				In 1998 it was determined that this influence did not constitute control of
		 	the Operating Partnerships.  Therefore, the accompanying 1998 financial
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
				negative balances.  Under equity accounting, the Partnership does not
				reduce the carrying value of its investments below zero.  As restated,
				investments in the Operating Partnerships are reflected at zero and profits
			 and losses are recorded based on capital contributions made and
				distributions received from the Operating Partnerships.  The restatement
				increased net income for the three months ended March 31, 1998 by
				$159,514 or $.05 per BAC (basic and diluted).

 H) New Accounting Pronouncement
				On January 1, 1999, the Partnership adopted Statement of Position 98-5,
				"Reporting on the Costs of Start-Up Activities" (SOP 98-5).  SOP 98-5
				requires costs of start-up activities and organization costs to be
				expensed as incurred.  The adoption of SOP 98-5 did not have an impact on
				the Partnership's financial statements.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

3.	Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at March 31, 1999:

Cash and temporary cash investments					                              		$   	8,318,283
GNMA Certificates						                                                        828,696
                                                                      		---------------
                              					                                   		$    9,146,979
                                                                      		===============

The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors and for any contingencies related to the Partnership's investment in mortgage-backed securities and the operation of the Partnership. See Note 5 regarding the investment in mortgage-backed securities.

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

At March 31, 1999, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $786,784, $41,912 and $828,696, respectively. At March 31, 1999, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $34,949,379, $244,851 and $35,194,230, respectively.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

Descriptions of the Partnership's mortgage-backed securities at March 31, 1999, are as follows:

                                          					               			    Number	 	 Interest				 					Maturity     						Carrying
  Type of Security and Name        					  Location              			of Units    	   Rate  		  								Date       						Amount
  ----------------------------------				  --------------------     --------    --------  		 -------------    ---------------
Held-to-Maturity
  GNMA Certificates:
     Misty Springs Apartments	            Daytona Beach, FL            128        8.75%	       06-15-2029     $   4,240,000
     The Ponds at Georgetown	             Ann Arbor, MI                134        7.50%	       12-15-2029         2,414,842
     Waterman's Crossing	                 Newport News, VA             260       10.00%	       09-15-2028        10,859,809
     Water's Edge Apartments	             Lake Villa, IL               108        8.75%	       12-15-2028         5,026,776
  																																																																																																												---------------
																																																																																																																	22,541,427
		FHA Loans:
     Bluff Ridge Apartments	              Jacksonville, NC             108        8.72%	       11-15-2028	        3,481,199
     Highland Park Apartments	            Columbus, OH                 252        8.75%	       11-01-2028         8,926,753
  																																																																																																												---------------
																																																																																																																	12,407,952
																																																																																																														---------------
																																																																																																																	34,949,379
																																																																																																														---------------
Available-for-Sale
		GNMA Certificates:
     Pools of single-family mortgages 	                      	                    7.58%(1)   2008 to 2009     	     413,926(2)
     Pools of single-family mortgages 	                      	                    7.58%(1)	  2007 to 2008           414,770(2)
 																																																																																																													---------------
																																																																																								  											  													828,696
                                                                                              					 									 ---------------
  Balance at March 31, 1999                                                                                $ 				35,778,075
                                                                                              							 								===============

  (1) Represents effective yield to the Partnership.
  (2) Reserve account asset - see Note 3.


Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1998						                                                          								$   35,883,896
  Addition
   Amortization of discount on mortgage-backed securities					                                     												628
  Deductions
   FHA Loan and GNMA principal payments received                                               	  								(109,444)
   Change in net unrealized holding gains on available-for-sale
				mortgage-backed securities																																																																															2,995
                                                         											                          						---------------
Balance at March 31, 1999           																																																																$			35,778,075
																																																																																											 								===============

6.	Investment in Operating Partnerships

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

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

Descriptions of the Operating Partnerships held at March 31, 1999, are as follows:


                                                                                                       Carrying
Name                         	Location                 Partnership Name			                               Amount
------------------------      ---------------------    -----------------------------------------    ------------
Misty Springs Apartments	     Daytona Beach, FL        Cypress Landings II, Ltd.                    $      -
The Ponds at Georgetown	      Ann Arbor, MI            Ponds at Georgetown Limited Partnership             -
Waterman's Crossing	          Newport News, VA         Oyster Cove Limited Partnership                     -
Water's Edge Apartments	      Lake Villa, IL           Water's Edge Limited Partnership                    -
Bluff Ridge Apartments	       Jacksonville, NC         Bluff Ridge Associates Limited Partnership          -
Highland Park Apartments	     Columbus, OH             Interstate Limited Partnership                      -
                                                                                                    ------------
Balance at March 31, 1999                                                                      	 			$	   	 -
                                                                                                    ============

Reconciliation of the carrying amount of the Operating Partnerships is as follows:

                                                                        For the Three
                                                                									Months Ended
                                                                        Mar. 31, 1999
                                                                       ---------------
Balance at beginning of year                  								                 $         -
	Addition
  Investment in Operating Partnerships                                       	50,000
 Deduction
		Equity in losses of Operating Partnerships                          							(50,000)
		                                                                     ---------------
Balance at end of period                 					                         $         -
                                                                       ===============

7.	Transactions with Related Parties

The General Partners, certain of their affiliates and the Operating
Partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The General Partners are entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. For the three months ended March 31, 1999, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during this period.

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for the three months ended March 31, 1999, was $161,974. These reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.








CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

An affiliate of the General Partners has been retained to provide property management services for Waterman's Crossing, Misty Springs Apartments, Fox
Hollow Apartments and The Ponds at Georgetown. The fees for services provided were $49,859 for the three months ended March 31, 1999, and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

8. Legal Proceedings

The Partnership has been named as a defendant in a purported class action lawsuit filed in the Delaware Court of Chancery on February 3, 1999 by two BAC holders, Alvin M. Panzer and Sandra G. Panzer, against the Partnership, its general partners, America First and various of their affiliates (including
Capital Source II L.P.-A, a similar partnership with general partners that are affiliates of America First) and Lehman Brothers, Inc. The plaintiffs seek to have the lawsuit certified as a class action on behalf of all BAC holders of the Partnership and Capital Source II L.P.-A. The lawsuit alleges, among other things, that a proposed merger transaction involving the Partnership and Capital Source II L.P.-A is deficient and coercive, that the defendants have breached the terms of the Partnership's partnership agreement and that the defendants have acted in manners which violate their fiduciary duties to the BAC holders. The plaintiffs seek to enjoin the proposed merger transaction and to appoint an independent BAC holder representative to investigate alternative transactions. The lawsuit also requests a judicial dissolution of the Partnership, an accounting, and unspecified damages and costs. At this time, the general partners are unable to estimate the effect of the litigation, if any, on the financial statements of the Partnership.












































Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired:  (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage
Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in five states; (ii) three first mortgage loans insured as to principal and interest by the Federal Housing Administration
(FHA) on multifamily housing properties located in two states; and (iii)
Partnership Equity Investments in eight limited partnerships which own the
multifamily properties financed by the GNMA Certificates and FHA Loans.   The
Partnership subsequently received FHA Debentures (which were paid in full in
1993) in payment of the FHA Loan on Fox Hollow Apartments.  In 1994, foreclosure proceedings were initiated on Falcon Point Apartments and, accordingly, the Partnership no longer holds a Partnership Equity Investment in this property.  In addition, during 1995, the GNMA Certificate related to
Falcon Point Apartments was paid-in-full to the Partnership.  Collectively, the remaining GNMA Certificates, FHA Loans and Partnership Equity Investments
are referred to as the "Permanent Investments".  The Partnership has also invested amounts held in its reserve account in certain GNMA securities backed by pools of single-family mortgages (Reserve Investments).  The obligations of
GNMA and FHA are backed by the full faith and credit of the United States government.


Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                              For the Three      For the Three
                                                                                             	 Months Ended		     Months Ended
                                                                                           		 Mar. 31, 1999		    Mar. 31, 1998
                                                                                            ---------------     ---------------
Regular quarterly distributions
	Income				                                                                                 $        .2111	     $        .2132
	Return of capital				                                                                            	  .0414		             .0393
                                                                                            ---------------     ---------------
				                                                                                                 .2525		             .2525
                                                                                            ===============     ===============
Distributions
	Paid out of cash flow							                                                               $        .2525	     $        .2525
                                                                                            ===============     ===============

Regular quarterly distributions to BAC Holders consist primarily of interest received on FHA Loans and GNMA Certificates. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the three months ended March 31, 1999, $18,218 of undistributed cash flow was placed in reserves. The total amount held in reserves at March 31, 1999 was $9,146,979 of which $828,696 was invested in GNMA Certificates.

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

Asset Quality

The FHA Loans and GNMA Certificates owned by the Partnership are guaranteed as to principal and interest by FHA and GNMA, respectively. The obligations of FHA and GNMA are backed by the full faith and credit of the United States government. The Partnership Equity Investments, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the Operating Partnerships. The fair value of the properties underlying the Operating Partnerships is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates.

The overall status of the Partnership's investments has remained relatively constant since December 31, 1998.

The following table shows the occupancy levels of the properties financed by the Partnership at March 31, 1999:

                                                                                                     Number     	   Percentage
                                                                                  Number         	of  Units         	of  Units
Property Name                     	         Location               	           of  Units          	Occupied         	 Occupied
-------------------------------             --------------------             ------------       ------------       ------------
Bluff Ridge Apartments                      Jacksonville, NC        	                108                108			            100%
Fox Hollow Apartments 	                     High Point, NC	                          184	               181                98%
Highland Park Apartments            	       Columbus, OH              	              252           	    242			             96%
Misty Springs Apartments         	          Daytona Beach, FL                        128           	    127               	99%
The Ponds at Georgetown                     Ann Arbor, MI              	             134            	   134               100%
Waterman's Crossing                         Newport News, VA        	                260            	   258          	     99%
Water's Edge Apartments                     Lake Villa, IL                           108            	   102					           94%
                                                                            -------------       ------------       ------------
	                                                                                  1,174	             1,152                98%
                                                                            =============       ============       ============

Results of Operations

The table below compares the results of operations for each period shown.

                                                                         For the Three       For the Three            Increase
                                                                         	Months Ended       	Months Ended           (Decrease)
                                                                       	 Mar. 31, 1999     	 Mar. 31, 1998           From 1998
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income 														                        $						807,466      $      820,292      $      (12,826)
Interest income on temporary cash investments                                  104,026             138,177             (34,151)
Equity in losses of Operating Partnerships                                    	(50,000)      						(10,000)        		 	(40,000)
Other income                                                                     2,000               1,150             			 850
                                                                        ---------------     ---------------     ---------------
                                                                            		 863,492         	   949,619       	     (86,127)
Operating and administrative expenses                                          144,121             222,804          		 (78,683)
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      719,371      $      726,815      $   	  	(7,444)
                                                                        ===============     ===============     ===============

Mortgage-backed securities income decreased for the three months ended March 31, 1999, compared to the same period in 1998 due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Interest income on temporary cash investments decreased for the three months ended March 31, 1999, compared to the same period in 1998 due to withdrawals made from the Partnership's reserves during 1998 to supplement distributions to investors and provide additional equity to certain Operating Partnerships.

The Partnership suspended recognizing losses in the Operating Partnerships when its entire initial investment had been consumed by such losses. Subsequently, losses have been recognized only to the extent of additional contributions, net of distributions received, to the Operating Partnerships by the Partnership. During the three months ended March 31, 1999 and March 31, 1998, the Partnership made additional investments in certain Operating Partnerships of $50,000 and $10,000, respectively. The Partnership recorded equity in losses of Operating Partnerships for the respective periods to the extent of the additional investments.

Operating and administrative expenses decreased for the three months ended March 31, 1999, compared to the same period in 1998 primarily due to decreases in consulting, amortization and travel expenses.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

															There have been no material changes in the Partnership's
															market risk since December 31, 1998.

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings.

															The Registrant has been named as a defendant in a purported class
 														action lawsuit filed in the Delaware Court of Chancery on
															February 3, 1999 by two BAC holders, Alvin M. Panzer and Sandra
														 G. Panzer, against the Registrant, its general partners, America
 														First and various of their affiliates (including Capital Source
														 II L.P.-A, a similar partnership with general partners that
															are affiliates of America First) and Lehman Brothers, Inc. The
															plaintiffs seek to have the lawsuit certified as a class action
 														on behalf of all BAC holders of the Registrant and Capital
															Source II L.P.-A.  The lawsuit alleges, among other things,
															that a proposed merger transaction involving the Registrant and
															Capital Source II L.P.-A is deficient and coercive, that the
															defendants have breached the terms of the Registrant's
															partnership agreement and that the defendants have acted in
															manners which violate their fiduciary duties to the BAC holders.
												  	The plaintiffs seek to enjoin the proposed merger transaction
															and to appoint an independent BAC holder representative to
															investigate alternative transactions.  The lawsuit also requests
														 a judicial dissolution of the Registrant, an accounting, and
															unspecified damages and costs.

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

															27.  Financial Data Schedule

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

Dated:  May 12, 1999