Form 10-Q
period 1999-06-30
CAPITAL SOURCE L P
filed 1999-08-13
CIK 775629

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended June 30, 1999 or

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
BALANCE SHEETS

                                                                                            	June 30, 1999       Dec. 31, 1998
																																																																																														(unaudited)
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                 	$ 		8,972,106  					$				9,304,694
 Investment in FHA Loans (Note 5)                                                             		12,385,942											12,429,485
 Investment in GNMA Certificates (Note 5)                                                     		23,261,408											23,454,411
 Investment in Operating Partnerships (Note 6)                                                 	   	 	-																		  -
 Interest receivable                                                                           	 		300,904														306,659
 Other assets                                                                                  	  	251,955														211,928
                                                                                            ---------------     ---------------
                                                                                           	 $ 	45,172,315							$			45,707,177
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable (Note 7)	                                                               	 $  		 238,200    		 $      490,085
		Distribution payable (Note 4)		                                                              			 860,597	             860,597
                                                                                            ---------------     ---------------
                                                                                           	 				1,098,797												1,350,682
                                                                                            ---------------     ---------------
 Partners' Capital (Deficit)
	 General Partner	                                                                            			 (174,923)												(172,094)
  	Beneficial Assignment Certificate Holders
			($13.11 per BAC in 1999 and $13.20 in 1998)	                                         	    			44,248,441										 44,528,589
                                                                                            ---------------     ---------------
                                                                                          						44,073,518											44,356,495
                                                                                            ---------------     ---------------
                                                                                      				  $ 		45,172,315  					$			45,707,177
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.


CAPITAL SOURCE L.P.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                           For the		           For the         For the Six         For the Six
                                                     Quarter Ended		     Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1999		     June 30, 1998       June 30, 1999       June 30, 1998
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Mortgage-backed securities income  													   $						805,006						$							817,818					$    	1,612,472  	  $				1,638,110
 Interest income on temporary cash investments      							102,894														136,428					       	206,920            274,605
 Equity in losses of Operating Partnerships        											-																				-			  				   	   (50,000)											(10,000)
 Other income                                       										-																			2,300									     	2,000            	 3,450
                                                    ---------------     ---------------     ---------------     ---------------
                                                    							907,900														956,546					    		1,771,392 	  		   	1,906,165
Expenses
 Operating and administrative expenses (Note 7)    								179,413														196,565				        	323,534         		 419,369
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          							728,487														759,981						     1,447,858     	    1,486,796
Other comprehensive income:
	Unrealized holding losses on securities
		arising during the period																																(12,636)														(6,745)													(9,641)												(2,707)
                                                    ---------------     ---------------     ---------------     ---------------
Net comprehensive income																												$						715,851						$							753,236					$     1,438,217					$    1,484,089
                                                    ===============					===============					===============     ===============

Net income allocated to:
 General Partner                                   	$								7,285																7,600					$    	   14,479     $	      14,868
 Limited Partner                                   								721,202														752,381				      	1,433,379	         1,471,928
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $						728,487														759,981					$     1,447,858     $    1,486,796
                                                    ===============					===============					===============     ===============
Net income, basic and diluted, per BAC              $										.21						$											.22					$          	.42     $          .44
                                                    ===============					===============					===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
STATEMENT OF PARTNERS CAPITAL (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 1999
(UNAUDITED)


                                                                              General             				BAC
                                                                              Partner             Holders               Total
                                                                        --------------     ----------------     ---------------
Partners' Capital (Deficit)
	(excluding accumulated other comprehensive income)
	Balance at December 31, 1998 																																										$				(172,483)					$  		44,490,061						$   44,317,578
 Net income                                                                    14,479          		1,433,379    		     1,447,858
 Cash distributions paid or accrued (Note 4)                                	 (17,212)         	(1,703,982)     		  (1,721,194)
                                                                        --------------     ----------------     ---------------
                                                                             (175,216)          44,219,458          44,044,242
                                                                        --------------     ----------------     ---------------
Accumulated other comprehensive income
 Balance at December 31, 1998                                                     389               38,528              38,917
 Other comprehensive income	                                                	    	(96)            		(9,545)          		 (9,641)
                                                                        --------------     ----------------     ---------------
                                                                                  293            	  28,983              29,276
                                                                        --------------     ----------------     ---------------
Balance at June 30, 1999				                                          	 $    (174,923)     $    44,248,441      $   44,073,518
                                                                        ==============     ================     ===============

CAPITAL SOURCE L.P.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                           				For the Six 			 		  For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1999       June 30, 1998
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $    1,447,858  	   $  		1,486,796
  Adjustments to reconcile net income to net cash
   from operating activities
    Equity in losses of Operating Partnerships																																																						50,000					     	 	 10,000
    Amortization of discount on mortgage-backed securities                                        		(1,346)           	 (1,313)
    Decrease in interest receivable																																																																		5,755         		    5,022
    Increase in other assets 																																																																						(40,027)	     				 (345,086)
    Decrease in accounts payable                  																																							        	(251,885) 	   								  (478)
                                                            	                                ---------------     ---------------
Net cash provided by operating activities 		                                                					1,210,355        		 1,154,941
                                                                                           	 ---------------    	 ---------------
Cash flows from investing activities
 FHA Loan and GNMA principal payments received                                                  	  228,251          	 	219,407
 Investment in Operating Partnerships                                                														(50,000)         	 	(10,000)
                                                                                            ---------------     ---------------
Net cash provided by investing activities                                                       	 	178,251         	 		209,407
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                                          	  (1,721,194)         (1,721,194)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments           											                         (332,588)           (356,846)
Cash and temporary cash investments at beginning of period                                 	     9,304,694          10,410,564
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $  	 8,972,106      $   10,053,718
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999
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

2.Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended
    December 31, 1998.  In the opinion of	management, all normal and recurring
    adjustments necessary to present fairly	the financial position at
    June 30, 1999 and results of operations for all periods presented have been made.

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

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

 C) Investment in Operating Partnerships
    The investment in Operating Partnerships consists of interests in limited partnerships which own properties underlying the mortgage-backed securities and are accounted for using the equity method.  The investments
				by the Partnership in the Operating Partnerships were recorded at the cost
				to acquire such interests.  Subsequently, losses were recorded by the
				Partnership as they were realized by the Operating Partnerships.  The
				Partnership suspended recognizing losses in the Operating Partnerships
				when its entire initial investment had been consumed by such losses.
				Subsequently, losses have been recognized only to the extent of additional
				contributions, net of distributions received, to the Operating Partnerships
			 by the Partnership.  The Operating Partnerships are not insured or
				guaranteed.  The value of these investments is a function of the value of
			 the real estate underlying the Operating Partnerships.  With regard to the
				Operating Partnerships, the Partnership is not the general partner and it
			 has no legal obligation to provide additional cash support, nor has it
				indicated any commitment to provide this support; accordingly, it has not
				reduced its investment in these Operating Partnerships below zero.

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

 G) New Accounting Pronouncement
				On January 1, 1999, the Partnership adopted Statement of Position 98-5,
				"Reporting on the Costs of Start-Up Activities" (SOP 98-5).  SOP 98-5
				requires costs of start-up activities and organization costs to be
				expensed as incurred.  The adoption of SOP 98-5 did not have an impact on
				the Partnership's financial statements.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

3.	Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at June 30, 1999:

Cash and temporary cash investments					                              		$   	8,343,430
GNMA Certificates						                                                        754,583
                                                                      		---------------
                              					                                   		$    9,098,013
                                                                      		===============

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

At June 30, 1999, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $725,307, $29,276 and $754,583, respectively. At June 30, 1999, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $ 34,892,767, $244,469 and $35,137,236, respectively.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

Descriptions of the Partnership's mortgage-backed securities at June 30, 1999, are as follows:

                                          					               			    Number	 	 Interest				 					Maturity     						Carrying
  Type of Security and Name        					  Location              			of Units    	   Rate  		  								Date       						Amount
  ----------------------------------				  --------------------     --------    --------  		 -------------    ---------------
Held-to-Maturity
  GNMA Certificates:
     Misty Springs Apartments	            Daytona Beach, FL            128        8.75%	       06-15-2029     $   4,233,166
     The Ponds at Georgetown	             Ann Arbor, MI                134        7.50%	       12-15-2029         2,410,115
     Waterman's Crossing	                 Newport News, VA             260       10.00%	       09-15-2028        10,845,270
     Water's Edge Apartments	             Lake Villa, IL               108        8.75%	       12-15-2028         5,018,274
  																																																																																																												---------------
																																																																																																																	22,506,825
		FHA Loans:
     Bluff Ridge Apartments	              Jacksonville, NC             108        8.72%	       11-15-2028	        3,475,042
     Highland Park Apartments	            Columbus, OH                 252        8.75%	       11-01-2028         8,910,900
  																																																																																																												---------------
																																																																																																																	12,385,942
																																																																																																														---------------
																																																																																																																	34,892,767
																																																																																																														---------------
Available-for-Sale
		GNMA Certificates:
     Pools of single-family mortgages 	                      	                    7.58%(1)   2008 to 2009     	     390,750(2)
     Pools of single-family mortgages 	                      	                    7.58%(1)	  2007 to 2008           363,833(2)
 																																																																																																													---------------
																																																																																								  											  													754,583
                                                                                              					 									 ---------------
  Balance at June 30, 1999                                                                                $ 					35,647,350
                                                                                              							 								===============

  (1) Represents effective yield to the Partnership.
  (2) Reserve account asset - see Note 3.


Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1998						                                                          								$   35,883,896
  Addition
   Amortization of discount on mortgage-backed securities					                                     										1,346
  Deductions
   FHA Loan and GNMA principal payments received                                               	  								(228,251)
   Change in net unrealized holding losses on available-for-sale
				mortgage-backed securities																																																																														(9,641)
                                                         											                          						---------------
Balance at June 30, 1999           																																																																	$			35,647,350
																																																																																											 								===============

6.	Investment in Operating Partnerships

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

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

Descriptions of the Operating Partnerships held at June 30, 1999, are as follows:


                                                                                                       Carrying
Name                         	Location                 Partnership Name			                               Amount
------------------------      ---------------------    -----------------------------------------    ------------
Misty Springs Apartments	     Daytona Beach, FL        Cypress Landings II, Ltd.                    $      -
Fox Hollow Apartments	     			High Point, NC			        Fox Hollow Limited Partnership                      -
The Ponds at Georgetown	      Ann Arbor, MI            Ponds at Georgetown Limited Partnership             -
Waterman's Crossing	          Newport News, VA         Oyster Cove Limited Partnership                     -
Water's Edge Apartments	      Lake Villa, IL           Water's Edge Limited Partnership                    -
Bluff Ridge Apartments	       Jacksonville, NC         Bluff Ridge Associates Limited Partnership          -
Highland Park Apartments	     Columbus, OH             Interstate Limited Partnership                      -
                                                                                                    ------------
Balance at June 30, 1999                                                               	       	 			$	   	 -
                                                                                                    ============

Reconciliation of the carrying amount of the Operating Partnerships is as follows:

                                                                      		  For the Six
                                                                									Months Ended
                                                                        June 30, 1999
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

The General Partners are entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis.  Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions.  For the quarter and six months ended June 30, 1999, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during this period.

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for the six months ended June 30, 1999, was $403,710 ($241,736 for the quarter ended June 30, 1999). These reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.






CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

An affiliate of the General Partners has been retained to provide property management services for Waterman's Crossing, Misty Springs Apartments, Fox
Hollow Apartments and The Ponds at Georgetown. The fees for services provided were $50,597 and $100,456 for the quarter and six months ended June 30, 1999, respectively, and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

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

On July 12, 1999, Sandra G. Panzer, one of the named plaintiffs in the action described above, filed an additional complaint against the Partnership, its general partners and America First in the Delaware Court of Chancery. The complaint seeks to compel the general partners to supply the plaintiff with a list of all BAC holders of the Partnership and copies of the limited partnership agreements of the Operating Partnerships.

At this time, the general partners are unable to estimate the effect of either of these lawsuits, if any, on the financial statements of the Partnership.



































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


Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                            		  For the Six  		    For the Six
                                                                                             	 Months Ended		     Months Ended
                                                                                           		 June 30, 1999		    June 30, 1998
                                                                                            ---------------     ---------------
Regular quarterly distributions
	Income				                                                                                 $        .4248	     $        .4362
	Return of capital				                                                                            	  .0802		             .0688
                                                                                            ---------------     ---------------
				                                                                                                 .5050						         .5050
                                                                                            ===============     ===============
Distributions
	Paid out of cash flow							                                                               $        .5050					 $        .5050
                                                                                            ===============    ===============

Regular quarterly distributions to BAC Holders consist primarily of interest received on FHA Loans and GNMA Certificates. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the six months ended June 30, 1999, $4,915 of undistributed cash flow was placed in reserves ($13,305 was withdrawn for the quarter ended June 30, 1999). The total amount held in reserves at June 30, 1999 was $9,098,013 of which $754,583 was invested in GNMA Certificates.

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

The overall status of the Partnership's investments has remained relatively constant since March 31, 1999.

The following table shows the occupancy levels of the properties financed by the Partnership at June 30, 1999:

                                                                                                     Number     	   Percentage
                                                                                  Number         	of  Units         	of  Units
Property Name                     	         Location               	           of  Units          	Occupied         	 Occupied
-------------------------------             --------------------             ------------       ------------       ------------
Bluff Ridge Apartments                      Jacksonville, NC        	                108                105			            	97%
Fox Hollow Apartments 	                     High Point, NC	                          184	               179                97%
Highland Park Apartments            	       Columbus, OH              	              252           	    237             			94%
Misty Springs Apartments         	          Daytona Beach, FL                        128           	    128               100%
The Ponds at Georgetown                     Ann Arbor, MI              	             134            	   133              	 99%
Waterman's Crossing                         Newport News, VA        	                260            	   260          	    100%
Water's Edge Apartments                     Lake Villa, IL                           108            	   104					           96%
                                                                            -------------       ------------       ------------
	                                                                                  1,174	            	1,146                98%
                                                                            =============       ============       ============

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                        						 For the       		 			For the          	 Increase
                                                                         Quarter Ended       Quarter Ended           (Decrease)
                                                                       	 June 30, 1999     	 June 30, 1998           From 1998
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income 														                        $						805,006    	 $  		  817,818      $    	 (12,812)
Interest income on temporary cash investments                                  102,894             136,428             (33,534)
Equity in losses of Operating Partnerships                                    				-      													-        		 								-
Other income                                                                     	-				      	 					 2,300            		(2,300)
                                                                        ---------------     ---------------     ---------------
                                                                            		 907,900         			 956,546       	     (48,646)
Operating and administrative expenses                                          179,413             196,565          		 (17,152)
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      728,487	     $   		 759,981      $   	  (31,494)
                                                                        ===============     ===============     ===============

                                                                        		 For the Six      		 For the Six            Increase
                                                                         	Months Ended       	Months Ended           (Decrease)
                                                                       	 June 30, 1999     	 June 30, 1998           From 1998
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income 														                        $				1,612,472      $    1,638,110      $     	(25,638)
Interest income on temporary cash investments                                  206,920             274,605             (67,685)
Equity in losses of Operating Partnerships                                    	(50,000)      						(10,000)        		 	(40,000)
Other income                                                                     2,000               3,450             	(1,450)
                                                                        ---------------     ---------------     ---------------
                                                                            	1,771,392        	 	1,906,165       	    (134,773)
Operating and administrative expenses                                          323,534             419,369          		 (95,835)
                                                                        ---------------     ---------------     ---------------
Net income                                                              $    1,447,858	     $    1,486,796      $   	  (38,938)
                                                                        ===============     ===============     ===============

Mortgage-backed securities income decreased for the quarter and six months ended June 30, 1999, compared to the same periods in 1998 due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Interest income on temporary cash investments decreased for the quarter and six months ended June 30, 1999, compared to the same periods in 1998 due to withdrawals made from the Partnership's reserves during 1998 to supplement distributions to investors and provide additional equity to certain of the Operating Partnerships.

The Partnership suspended recognizing losses in the Operating Partnerships when its entire initial investment had been consumed by such losses. Subsequently, losses have been recognized only to the extent of additional contributions, net of distributions received, to the Operating Partnerships by the Partnership. During the quarters ended June 30, 1999 and June 30, 1998, the Partnership did not make any additional investments in any Operating Partnerships. During the six months ended June 30, 1999 and June 30,
1998, the Partnership made additional investments in certain Operating Partnerships of $50,000 and $10,000, respectively. The Partnership recorded equity in losses of Operating Partnerships for the respective periods to the extent of the additional investments.

Operating and administrative expenses decreased for the quarter and six months ended June 30, 1999, compared to the same periods in 1998 primarily due to decreases in consulting and amortization expense.

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

State of Readiness

The IT system maintained by America First consists primarily of personal computers, most of which are connected by a local area network. All accounting and other record keeping functions relating to the Partnership that are conducted in house by America First are performed on this PC-LAN system. America First does not own or operate any "mainframe" computer systems. The PC-LAN system runs software programs that America First believes are compatible with dates after December 31, 1999. America First has engaged a third party computer consulting firm to review and test its PC-LAN system to ensure that it will function correctly after that date and expects that this process, along with any necessary remediation, will be completed by early in the final quarter of 1999. America First believes any Year 2000 problems relating to its IT systems will be resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the America First IT systems that will need to be resolved.

Non-IT systems include embedded circuitry such as microcontrollers found in telephone equipment, security and alarm systems, copiers, fax machines, mail room equipment, heating and air conditioning systems and other infrastructure systems that are used by America First in connection with the operation of the Partnership's business. America First is reviewing its non-IT systems along with the providers that service and maintain these systems, with initial emphasis being placed on those, such as telephone systems, which have been identified as necessary to America First's ability to conduct the operation of the Partnership's business activities. America First expects that any necessary modification or replacement of such "mission critical" systems will be accomplished by early in the final quarter of 1999.

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

															On July 12, 1999, Sandra G. Panzer, one of the named plaintiffs
														 in the action described above, filed an additional complaint
															against the Partnership, its general partners and America First
														 in the Delaware Court of Chancery.  The complaint seeks to compel
														 the general partners to supply the plaintiff with a list of all
															BAC holders of the Partnership and copies of the limited
															partnership agreements of the Operating Partnerships.

															The general partners intend to defend these lawsuits vigorously,
														 but are unable to estimate the effect of either of these
															lawsuits, if any, on the financial statements of the Partnership
														 or on the ability of the Partnership to consummate the proposed
														 merger with Capital Source II L.P.-A.

     Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               4(a) Agreement of Limited Partnership of Capital Source
                    L.P. (incorporated herein by reference from Exhibit A of the Prospectus contained in the Registrant's Post-Effective Amendment No. 3 dated May 15, 1986 to the Registration Statement on Form S-11 (Commission File No. 0-16497)).

               4(b) Amendment to the Capital Source L.P. Limited Partnership
																				Agreement (incorporated by reference to Exhibit 3.08 to
																				Pre-Effective Amendment No. 3 to Registration Statement on
																				Form S-4 filed by America First Real Estate Investment
																				Partners, L.P. on July 21, 1999 (Commission File No.
																				333-52117).

															4(c) Beneficial Assignment Certificate (incorporated by
                    reference to page 47 of Form 10-K for the fiscal year
                    ended December 31, 1989 filed with the Securities and
                    Exchange Commission by the Registrant (Commission File No.
                    0-16497)).

															27.  Financial Data Schedule

          (b)  Reports on Form 8-K

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

Dated:  August 13, 1999