Form 10-Q
period 1999-09-30
CAPITAL SOURCE L P
filed 1999-11-12
CIK 775629

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended September 30, 1999 or

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
BALANCE SHEETS

                                                                                            	Sept 30, 1999       Dec. 31, 1998
																																																																																														(unaudited)
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                 $ 		9,063,951							$					9,304,694
 Investment in FHA Loans (Note 5)                                                             	12,363,444												12,429,485
 Investment in GNMA Certificates (Note 5)                                                     	23,174,266												23,454,411
 Investment in Operating Partnerships (Note 6)                                                 	   	 	-																		  -
 Interest receivable                                                                           	 	303,322															306,659
 Other assets                                                                                  	  185,890															211,928
                                                                                            ---------------     ---------------
                                                                                           	 $ 45,090,873								$			45,707,177
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable (Note 7)	                                                               	 $  		166,687	    		 $      490,085
		Distribution payable (Note 4)		                                                              			860,597		             860,597
                                                                                            ---------------     ---------------
                                                                                           	 			1,027,284													1,350,682
                                                                                            ---------------     ---------------
 Partners' Capital (Deficit)
	 General Partner	                                                                            			(175,022)													(172,094)
  	Beneficial Assignment Certificate Holders
			($13.11 per BAC in 1999 and $13.20 in 1998)	                                       		  	  		44,238,611											 44,528,589
                                                                                            ---------------     ---------------
                                                                                          					44,063,589												44,356,495
                                                                                            ---------------     ---------------
                                                                                      				  $ 	45,090,873	  					$			45,707,177
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.


CAPITAL SOURCE L.P.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                           For the		           For the        For the Nine        For the Nine
                                                     Quarter Ended		     Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1999		    Sept. 30, 1998      Sept. 30, 1999      Sept. 30, 1998
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Mortgage-backed securities income  													   $							802,554					$							815,593					$   	 2,415,026  	  $				2,453,703
 Interest income on temporary cash investments      								109,429													135,552					       	316,349	           410,157
 Equity in earnings (losses) of Operating Partnerships							59,755												(156,040) 				   	  		 9,755											(166,040)
 Other income                                       											-																		2,200									     	2,000            	 5,650
                                                    ---------------     ---------------     ---------------     ---------------
                                                    								971,738													797,305					    		2,743,130 	  		   	2,703,470
Expenses
 Operating and administrative expenses (Note 7)    									117,480													220,104				        	441,014         		 639,473
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          								854,258													577,201						     2,302,116     	    2,063,997
Other comprehensive income:
	Unrealized holding gains (losses) on securities
		arising during the period																																		(3,590)														1,387													(13,231)												(1,320)
                                                    ---------------     ---------------     ---------------     ---------------
Net comprehensive income																												$							850,668					$							578,588					$     2,288,885					$    2,062,677
                                                    ===============					===============					===============     ===============

Net income allocated to:
 General Partner                                   	$									8,543															5,772					$    	   23,022     $	      20,640
 Limited Partner                                   									845,715													571,429				      	2,279,094	         2,043,357
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $							854,258													577,201					$     2,302,116     $    2,063,997
                                                    ===============					===============					===============     ===============
Net income, basic and diluted, per BAC              $										.26	     $									.17							$          	.68     $          .61
                                                    ===============					===============					===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
STATEMENT OF PARTNERS CAPITAL (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
(UNAUDITED)


                                                                              General             				BAC
                                                                              Partner             Holders               Total
                                                                        --------------     ----------------     ---------------
Partners' Capital (Deficit)
	(excluding accumulated other comprehensive income)
	Balance at December 31, 1998 																																										$				(172,483)					$  		44,490,061						$   44,317,578
 Net income                                                                    23,022          		2,279,094    		     2,302,116
 Cash distributions paid or accrued (Note 4)                                	 (25,818)         	(2,555,973)     		  (2,581,791)
                                                                        --------------     ----------------     ---------------
                                                                             (175,279)          44,213,182          44,037,903
                                                                        --------------     ----------------     ---------------
Accumulated other comprehensive income
 Balance at December 31, 1998                                                     389               38,528              38,917
 Other comprehensive income	                                                	    (132)            	(13,099)          	 (13,231)
                                                                        --------------     ----------------     ---------------
                                                                                  257            	  25,429              25,686
                                                                        --------------     ----------------     ---------------
Balance at September 30, 1999		                                       	 $    (175,022)     $    44,238,611      $   44,063,589
                                                                        ==============     ================     ===============

CAPITAL SOURCE L.P.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                           			For the Nine 			 	  For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1999      Sept. 30, 1998
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $    2,302,116  	   $  		2,063,997
  Adjustments to reconcile net income to net cash
   from operating activities
    Equity in (earnings) losses of Operating Partnerships																																											(9,755)				     	 	166,040
    Amortization of discount on mortgage-backed securities                                        		(1,917)           	 (1,804)
    Decrease in interest receivable																																																																		3,337         		    6,774
    Decrease (increase) in other assets 																																																												26,038	    	 				 (460,628)
    Decrease in accounts payable                  																																							        	(323,398) 	   					  (34,291)
                                                            	                                ---------------     ---------------
Net cash provided by operating activities 		                                                					1,996,421        		 1,740,088
                                                                                           	 ---------------    	 ---------------
Cash flows from investing activities
 FHA Loan and GNMA principal payments received                                                  	  334,872          	 	315,690
 Distributions received from Operating Partnerships																																																	59,755																-
 Investment in Operating Partnerships 																						                         														(50,000)       		 	(166,040)
                                                                                            ---------------     ---------------
Net cash provided by investing activities                                                       	 	344,627         	 		149,650
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                                          	  (2,581,791)         (2,581,791)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments           											                         (240,743)           (692,053)
Cash and temporary cash investments at beginning of period                                 	     9,304,694          10,410,564
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $  	 9,063,951      $ 	  9,718,511
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
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

2.Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended
    December 31, 1998.  In the opinion of	management, all normal and recurring
    adjustments necessary to present fairly	the financial position at
    September 30, 1999 and results of operations for all periods presented have been made.

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

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

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

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

3.	Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at September 30, 1999:

Cash and temporary cash investments					                              		$   		8,443,712
GNMA Certificates						                                                        	702,860
                                                                      		---------------
                              					                                   		$    	9,146,572
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

At September 30, 1999, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $677,174, $25,686 and $702,860, respectively. At September 30, 1999, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $34,834,850, $244,075 and $35,078,925, respectively.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

Descriptions of the Partnership's mortgage-backed securities at September 30, 1999, are as follows:

                                          					               			    Number	 	 Interest				 					Maturity     						Carrying
  Type of Security and Name        					  Location              			of Units    	   Rate  		  								Date       						Amount
  ----------------------------------				  --------------------     --------    --------  		 -------------    	---------------
Held-to-Maturity
  GNMA Certificates:
     Misty Springs Apartments	            Daytona Beach, FL            128        8.75%	       06-15-2029    	$ 	 	4,226,177
     The Ponds at Georgetown	             Ann Arbor, MI                134        7.50%	       12-15-2029          2,405,293
     Waterman's Crossing	                 Newport News, VA             260       10.00%	       09-15-2028         10,830,356
     Water's Edge Apartments	             Lake Villa, IL               108        8.75%	       12-15-2028          5,009,580
  																																																																																																												---------------
																																																																																																																		22,471,406
		FHA Loans:
     Bluff Ridge Apartments	              Jacksonville, NC             108        8.72%	       11-15-2028	         3,468,748
     Highland Park Apartments	            Columbus, OH                 252        8.75%	       11-01-2028          8,894,696
  																																																																																																												---------------
																																																																																																																		12,363,444
																																																																																																														---------------
																																																																																																																		34,834,850
																																																																																																														---------------
Available-for-Sale
		GNMA Certificates:
     Pools of single-family mortgages 	                      	                    7.58%(1)   2008 to 2009     	     	370,519(2)
     Pools of single-family mortgages 	                      	                    7.58%(1)	  2007 to 2008           	332,341(2)
 																																																																																																													---------------
																																																																																								  											  														702,860
                                                                                              					 									 ---------------
  Balance at September 30, 1999                                                                               $ 		35,537,710
                                                                                              							 								===============

  (1) Represents effective yield to the Partnership.
  (2) Reserve account asset - see Note 3.


Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1998						                                                          								$   35,883,896
  Addition
   Amortization of discount on mortgage-backed securities					                                     										1,917
  Deductions
   FHA Loan and GNMA principal payments received                                               	  								(334,872)
   Change in net unrealized holding gains (losses) on available-for-sale
				mortgage-backed securities																																																																													(13,231)
                                                         											                          						---------------
Balance at September 30, 1999           																																																												$			35,537,710
																																																																																											 								===============

6.	Investment in Operating Partnerships

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

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

Descriptions of the Operating Partnerships held at September 30, 1999, are as follows:


                                                                                                       Carrying
Name                         	Location                 Partnership Name			                               Amount
------------------------      ---------------------    -----------------------------------------    ------------
Misty Springs Apartments	     Daytona Beach, FL        Cypress Landings II, Ltd.                    $      -
Fox Hollow Apartments	     			High Point, NC			        Fox Hollow Limited Partnership                      -
The Ponds at Georgetown	      Ann Arbor, MI            Ponds at Georgetown Limited Partnership             -
Waterman's Crossing	          Newport News, VA         Oyster Cove Limited Partnership                     -
Water's Edge Apartments	      Lake Villa, IL           Water's Edge Limited Partnership                    -
Bluff Ridge Apartments	       Jacksonville, NC         Bluff Ridge Associates Limited Partnership          -
Highland Park Apartments	     Columbus, OH             Interstate Limited Partnership                      -
                                                                                                    ------------
Balance at September 30, 1999                                                               	    			$	   	 -
                                                                                                    ============

Reconciliation of the carrying amount of the Operating Partnerships is as follows:

                                                                      		 For the Nine
                                                                									Months Ended
                                                                        Sept 30, 1999
                                                                       ---------------
Balance at beginning of year                  								                 $         -
	Additions
  Investment in Operating Partnerships                                       	50,000
		Equity in earnings of Operating Partnerships                          							9,755
 Deduction
		Distributions received from Operating Partnerships																									(59,755)
				                                                                     ---------------
Balance at end of period                 					                         $         -
                                                                       ===============

7.	Transactions with Related Parties

The General Partners, certain of their affiliates and the Operating
Partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The General Partners are entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. For the quarter and nine months ended September 30, 1999, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during these periods.

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to the General Partner for the nine months ended September 30, 1999, was $466,500 ($62,790 for the quarter ended September 30, 1999). These reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.





CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

An affiliate of the General Partners has been retained to provide property management services for Waterman's Crossing, Misty Springs Apartments, Fox
Hollow Apartments and The Ponds at Georgetown. The fees for services provided were $51,676 and $152,132 for the quarter and nine months ended September 30, 1999, respectively, and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

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

The general partners have determined not to pursue the merger transaction which was the subject of the initial lawsuit and intend to propose an alternative transaction to BAC holders.































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


Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                            	  For the Nine  		   For the Nine
                                                                                             	 Months Ended		     Months Ended
                                                                                           		 Sept 30, 1999		    Sept 30, 1998
                                                                                            ---------------     ---------------
Regular quarterly distributions
	Income				                                                                                 $        .6754	     $        .6056
	Return of capital				                                                                            	  .0821		             .1519
                                                                                            ---------------     ---------------
				                                                                                                 .7575						         .7575
                                                                                            ===============     ===============
Distributions
	Paid out of cash flow							                                                               $        .7575					 $        .7575
                                                                                            ===============    ===============

Regular quarterly distributions to BAC Holders consist primarily of interest received on FHA Loans and GNMA Certificates. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the nine months ended September 30, 1999, $45,442 of undistributed cash flow was placed in reserves ($40,527 was placed in reserves for the quarter ended September 30, 1999). The total amount held in reserves at September 30, 1999 was $9,146,572 of which $702,860 was invested in GNMA Certificates.

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

The overall status of the Partnership's investments has remained relatively constant since June 30, 1999.

The following table shows the occupancy levels of the properties financed by the Partnership at September 30, 1999:

                                                                                                     Number     	   Percentage
                                                                                  Number         	of  Units         	of  Units
Property Name                     	         Location               	           of  Units          	Occupied         	 Occupied
-------------------------------             --------------------             ------------       ------------       ------------
Bluff Ridge Apartments                      Jacksonville, NC        	                108                	108           			100%
Fox Hollow Apartments 	                     High Point, NC	                          184	                173           			 94%
Highland Park Apartments            	       Columbus, OH              	              252           	    	247            			98%
Misty Springs Apartments         	          Daytona Beach, FL                        128           	    	127             	 99%
The Ponds at Georgetown                     Ann Arbor, MI              	             134            	   	134             	100%
Waterman's Crossing                         Newport News, VA        	                260            	   	257         	     99%
Water's Edge Apartments                     Lake Villa, IL                           108            	   	106				           98%
                                                                            -------------       ------------       ------------
	                                                                                  1,174	            		1,152               98%
                                                                            =============       ============       ============

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                        						 For the       		 			For the          	 Increase
                                                                         Quarter Ended       Quarter Ended           (Decrease)
                                                                      	 Sept. 30, 1999    	 Sept. 30, 1998           From 1998
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income 														                        $						802,554   		 $  		  815,593      $    	 (13,039)
Interest income on temporary cash investments                                  109,429             135,552             (26,123)
Equity in earnings (losses) of Operating Partnerships                         		59,755    								(156,040)    		 					215,795
Other income                                                                     	-				      	 					 2,200            		(2,200)
                                                                        ---------------     ---------------     ---------------
                                                                            		 971,738         			 797,305       	     174,433
Operating and administrative expenses                                          117,480             220,104          	 (102,624)
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      854,258	     $   		 577,201      $   		 277,057
                                                                        ===============     ===============     ===============

                                                                        	 For the Nine      	 For the Nine            Increase
                                                                         	Months Ended       	Months Ended           (Decrease)
                                                                        Sept. 30, 1999    	 Sept. 30, 1998           From 1998
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income 														                        $				2,415,026      $    2,453,703      $     	(38,677)
Interest income on temporary cash investments                                  316,349	            410,157             (93,808)
Equity in earnings (losses) of Operating Partnerships                           	9,755      						(166,040)        		 	175,795
Other income                                                                     2,000               5,650             	(3,650)
                                                                        ---------------     ---------------     ---------------
                                                                            	2,743,130        	 	2,703,470       	 		   39,660
Operating and administrative expenses                                          441,014             639,473          	 (198,459)
                                                                        ---------------     ---------------     ---------------
Net income                                                              $    2,302,116	     $    2,063,997      $   	  238,119
                                                                        ===============     ===============     ===============

Mortgage-backed securities income decreased for the quarter and nine months ended September 30, 1999, compared to the same periods in 1998 due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Interest income on temporary cash investments decreased for the quarter and nine months ended September 30, 1999, compared to the same periods in 1998 due to a decrease in the average cash balance resulting primarily from additional equity contributions made to the Ponds at Georgetown during 1998 and an increased investment in the Ponds at Georgetown GNMA Certificate which was also made during 1998.

The Partnership suspended recognizing losses in the Operating Partnerships when its entire initial investment had been consumed by such losses. Subsequently, losses have been recognized only to the extent of additional contributions, net of distributions received, to the Operating Partnerships by the Partnership. The Partnership made additional investments in certain Operating Partnerships of $50,000 during the nine months ended September 30, 1999 (none for the quarter) compared to $156,040 and $166,040 for the quarter and nine months ended September 30, 1998, respectively. During the quarter ended September 30, 1999, the Partnership received a distribution of $59,755 from one of the Operating Partnerships. No such distribution was received during the comparable period in 1998. The Partnership recorded equity in earnings (losses) of Operating Partnerships for the respective periods to the extent of the additional investments in Operating Partnerships, net of distributions received. Accordingly, equity in earnings (losses) of Operating Partnerships increased $215,795 and $175,795 for the quarter and nine months ended September 30, 1999, respectively, compared to the same periods in 1998.

Operating and administrative expenses decreased for the quarter and nine months ended September 30, 1999, compared to the same periods in 1998. The decrease for the quarter was primarily due to decreases in: (i) salaries and related expenses; (ii) consulting fees and (iii) amortization expense. The decrease for the nine months was primarily due to decreases in: (i) salaries and related expenses, (ii) consulting fees and (iii) amortization expense which was partially offset by (iv) an increase in professional fees.

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

State of Readiness

The IT system maintained by America First consists primarily of personal computers, most of which are connected by a local area network. All accounting and other record keeping functions relating to the Partnership that are conducted in house by America First are performed on this PC-LAN system. America First does not own or operate any "mainframe" computer systems. The PC-LAN system runs software programs that America First believes are compatible with dates after December 31, 1999. America First engaged a third party computer consulting firm to review and test its PC-LAN system to ensure that it will function correctly after that date. This process, along with any necessary remediation or plans for remediation, has been completed. America First believes any Year 2000 problems relating to its IT systems will be resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the America First IT systems that will need to be resolved.

Non-IT systems include embedded circuitry such as microcontrollers found in telephone equipment, security and alarm systems, copiers, fax machines, mail room equipment, heating and air conditioning systems and other infrastructure systems that are used by America First in connection with the operation of the Partnership's business. America First reviewed its non-IT systems along with the providers that service and maintain these systems, with initial emphasis being placed on those, such as telephone systems, which have been identified as necessary to America First's ability to conduct the operation of the Partnership's business activities. Based on this review, a need for significant modification or replacement of such "mission critical" systems was not identified.


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

															The general partners have determined not to pursue the merger
															transaction	which was the subject of the initial lawsuit and
															intend to propose an alternative transaction to BAC holders.

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

Dated:  November 11, 1999