Form 10-K405
period 1999-12-31
CAPITAL SOURCE L P
filed 2000-03-29
CIK 775629

FORM 10-K
                     	SECURITIES AND EXCHANGE COMMISSION
                           	WASHINGTON, D.C. 20549
(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1999

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

	                              TABLE OF CONTENTS

	                                                                         Page

	                                   PART I

Item  1. Business	                                                          1
Item  2. Properties	                                                        2
Item  3. Legal Proceedings	                                                 3
Item  4. Submission of Matters to a Vote of Security Holders	               4

	                                   PART II

Item  5. Market for Registrant's Common Equity and Related
         Stockholder Matters	                                               4
Item  6. Selected Financial Data	                                           5
Item  7. Management's Discussion and Analysis of Financial Condition and
	        Results of Operations	                                             5
Item 7A. Quantitative and Qualitative Disclosures About Market Risk        11
Item  8. Financial Statements and Supplementary Data	                      11
Item  9. Changes in and Disagreements With Accountants on Accounting and
	        Financial Disclosure	                                             11

	                                  PART III

Item  10. Directors and Executive Officers of Registrant	                  12
Item  11. Executive Compensation	                                          14
Item  12. Security Ownership of Certain Beneficial Owners and Management	  14
Item  13. Certain Relationships and Related Transactions	                  14

	                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K	 15

SIGNATURES	                                                                30

	                                   PART I

	    Item 1.  Business.

    Capital Source L.P. (the "Registrant" or the "Partnership") was formed in August 1985 under the Delaware Revised Uniform Limited Partnership Act to invest principally in federally-insured mortgages on multifamily housing properties and to acquire, hold, sell, dispose of and otherwise deal with limited partnership interests ("Partnership Equity Investments") in the limited partnerships (the "Operating Partnerships") which construct and operate these properties. The Registrant's investment objectives are to: (i) achieve long-term capital appreciation through increases in the value of the Partnership Equity Investments; (ii) provide quarterly cash distributions to investors; (iii) provide investors with federal income tax deductions that may offset, in part, taxable cash distributions subsequent to the initial closing on Beneficial Assignment Certificates ("BACs") representing a beneficial assignment of limited partnership interests in the Registrant; (iv) provide the potential for increases in cash distributions from income from Operating Partnerships and sale of the multifamily housing properties; and (v) preserve and protect the Registrant's capital. The Partnership originally intended to qualify the BACs for quotation on NASDAQ within 24 to 36 months after it commenced operations in order to make the BACs freely transferable. However, at a Special Meeting of BAC Holders on May 17, 1990, an amendment to the Registrant's Agreement of Limited Partnership (the "Partnership Agreement") was approved to only allow limited transferability of BACs to preserve the tax status of the Partnership and avoid being designated as a "publicly traded partnership".

	    A total of 3,374,222 BACs were sold at $20 per BAC for total capital contributions of $67,484,440 prior to the payment of certain organization and offering costs.

	    The Registrant originally acquired (i) five mortgage-backed securities (the "GNMA Certificates") guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA") collateralized by first mortgage loans on multifamily housing properties located in five states, (ii) three first mortgage loans insured by the Federal Housing Administration (the
"FHA Loans") on multifamily housing properties located in two states and (iii) Partnership Equity Investments in eight limited partnerships which own the multifamily housing properties financed by the GNMA Certificates and the FHA Loans. The Partnership has been repaid by the FHA on one of its first mortgage loans. The Partnership has also been repaid by GNMA on one of its GNMA Certificates. The Partnership no longer holds a Partnership Equity Investment in the Operating Partnership which owned the property collateralizing the repaid GNMA Certificate. Collectively, the remaining GNMA Certificates, the FHA Loans and the Partnership Equity Investments are referred to as the "Permanent Investments." A description of the properties financed by the Registrant at December 31, 1999, appears in Item 7 hereof.
The Partnership has also invested amounts held in its reserve account in certain GNMA securities backed by pools of single-family mortgages ("Reserve Investments").

     While principal of and interest on the GNMA Certificates and the FHA Loans are ultimately guaranteed by the United States government, the amount of cash distributions received by the Registrant from the Partnership Equity Investments is a function of the net rental revenues generated by the properties owned by the Operating Partnerships. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rate and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

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

	    The Registrant has no employees. Certain services are provided to the Registrant by employees of America First Companies L.L.C. ("America First") which is an affiliate of the general partners of the Registrant, and the Registrant reimburses America First for such services at cost. The Registrant is not charged and does not reimburse for the services performed by managers and officers of America First.

	    Item 2.  Properties.  The Registrant does not directly own or lease any physical properties.  However, by virtue of its interest in the Partnership
Equity Investments in the Operating Partnerships, the Registrant indirectly owns up to a 99% interest in five multifamily apartment projects and 99.99%
interest in one multifamily apartment project.  In addition, the Registrant owns a 30.29% interest in another multifamily apartment project known as The
Ponds at Georgetown.  The multifamily apartment projects are described in the following table:

                                                                        Average
                                                         Number     Square Feet            Federal
Property Name                  Location                of Units        Per Unit          Tax Basis
--------------------------     -------------------     --------     -----------     ---------------
Bluff Ridge Apartments         Jacksonville, NC            108             873      $   	2,746,324
Fox Hollow Apartments          High Point, NC              184             877           4,223,060
Highland Park Apartments       Columbus, OH                252             891           5,306,306
Misty Springs Apartments       Daytona Beach, FL           128             786           3,033,575
The Ponds at Georgetown        Ann Arbor, MI               134           1,002           5,246,659
Waterman's Crossing            Newport News, VA            260             944           7,360,073
Water's Edge Apartments        Lake Villa, IL              108             814           3,998,901
                                                       --------                     ---------------
                                                         1,174                      $   31,914,898
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

     The average annual occupancy rate and average effective rental rate per unit for each of the properties for each of the last five years are listed in the following table:

                                                1999									1998         1997         1996         1995
                                           ----------   ----------   ----------   ----------   ----------
BLUFF RIDGE APARTMENTS
Average Occupancy Rate                           	99%									99%	       	 96%          94%          94%
Average Effective Annual Rental Per Unit      	$6,734						$6,644							$6,258       $5,792       $5,755

FOX HOLLOW APARTMENTS
Average Occupancy Rate                          		96%									95%									 96%          95%          97%
Average Effective Annual Rental Per Unit      	$6,781						$6,480							$6,482       $6,360       $6,176

HIGHLAND PARK APARTMENTS
Average Occupancy Rate                          		94%									95%									 93%          95%          97%
Average Effective Annual Rental Per Unit      	$6,852						$6,392							$6,333       $6,171       $6,071

MISTY SPRINGS APARTMENTS
Average Occupancy Rate                          		99%								100%									 98%          94%          97%
Average Effective Annual Rental Per Unit       $6,752						$6,509							$6,101      	$5,574       $5,809

THE PONDS AT GEORGETOWN
Average Occupancy Rate                           	99%										99%								 97%     	    95%          95%
Average Effective Annual Rental Per Unit    		$10,732						$10,362					 $9,883      	$9,515       $9,174

WATERMAN'S CROSSING
Average Occupancy Rate                         	 	99%									100%									98%     	    96%          95%
Average Effective Annual Rental Per Unit       $7,822							$7,535						$7,207     		$6,841       $6,737

WATER'S EDGE APARTMENTS
Average Occupancy Rate                           	95%										96%								 96%      	   91%          97%
Average Effective Annual Rental Per Unit       $9,587							$9,274						$8,723       $8,169       $8,559

     In the opinion of the Partnership's management, each of the properties is adequately covered by insurance. For additional information concerning the properties, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". A discussion of general competitive conditions to which these properties are subject is included in Item 1 hereof.

	    Item 3.  Legal Proceedings.

The Partnership has been named as a defendant in a purported class action lawsuit filed in the Delaware Court of Chancery on February 3, 1999, by two BAC holders, Alvin M. Panzer and Sandra G. Panzer, against the Partnership, its General Partners, America First and various of their affiliates (including Capital Source II L.P.-A, a similar partnership with general partners that are affiliates of America First) and Lehman Brothers, Inc. The plaintiffs seek to have the lawsuit certified as a class action on behalf of all BAC holders of the Partnership and Capital Source II L.P.-A. The lawsuit alleges, among other things, that a proposed merger transaction involving the Partnership and Capital Source II L.P.-A is deficient and coercive, that the defendants have breached the terms of the Partnership's partnership agreement and that the defendants have acted in manners which violate their fiduciary duties to the BAC holders. In this complaint, the plaintiffs sought to enjoin the proposed merger transaction and seek to appoint an independent BAC holder representative to investigate alternative transactions. The lawsuit also requests a judicial dissolution of the Partnership, an accounting, and unspecified damages and costs.

The General Partners determined not to pursue the merger transaction which was the subject of the initial lawsuit and proposed an alternative transaction to BAC holders. A prospectus/consent solicitation statement outlining this alternative transaction was sent to BAC holders on or about November 16, 1999. The plaintiffs amended their complaint on December 8, 1999, and again on February 22, 2000. The second amended complaint challenges this current prospectus/consent solicitation statement on grounds similar to those alleged in the original complaint, as well as on other procedural grounds. The second amended complaint does not seek to enjoin the proposed merger transaction.

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

The General Partners have moved to dismiss these complaints, and they intend to defend these lawsuits vigorously, but are unable to estimate the effect of either of these lawsuits, if any, on the financial statements of the Partnership or on the ability of the Partnership to consummate the proposed merger with Capital Source II L.P.-A.

There are no other material pending legal proceedings to which the Partnership is a party or to which any of its property is subject.

	    Item 4.  Submission of Matters to a Vote of Security Holders.

On or about November 16, 1999, the general partners submitted a proposal for a merger of the Registrant with Capital Source II L.P.-A and America First Real Estate Investment Partners, L.P. for consent to the BAC holders without a meeting. As of December 31, 1999, the solicitation was still pending and therefore, a final vote of the BAC holders has not been tabulated.

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

		          (b)	Investors.  The approximate number of BAC Holders on December
					31, 1999, was 5,397.

		          (c)	Distributions.  Cash distributions are paid on a quarterly
     basis to the record holders of BACs as of the last day of each month.
     Total cash distributions paid or accrued to BAC Holders during the fiscal years ended December 31, 1999, and December 31, 1998, equaled $3,407,964
					and $3,407,963 respectively.  The cash distributions paid or accrued per
					BAC during the fiscal years ended December 31, 1999, and December 31, 1998
				 were as follows:

                                                       Per BAC
                                           Year Ended            Year Ended
                                       December 31, 1999     December 31, 1998
                                       -----------------     -----------------
              Income                              .7905	      $          .5582
              Return of Capital                   .2195                  .4518
                                       -----------------     -----------------
              Total                    $         1.0100       $         1.0100
                                       =================     =================

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same levels in 2000 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Partnership. The information set forth below should be read in conjunction with the Financial Statements and Notes thereto filed in response to Item 8 hereof.

                                                            For the	       For the	       For the        For the        For the
		                                                       Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
		                                                    Dec. 31, 1999  Dec. 31, 1998  Dec. 31, 1997  Dec. 31, 1996  Dec. 31, 1995
                                                      -------------  -------------  -------------  -------------  -------------
Mortgage-backed securities income	                    $		3,215,472			$		3,262,922			$ 	3,302,727  	$		3,340,747   $  3,895,475
Interest income on temporary cash investments
 and U.S. government securities                           	431,111								530,396								554,604      	 523,636      	 193,257
Equity in losses of Operating Partnerships 	             	(325,245)						(186,942)						(178,550)  				(257,512)      (255,500)
Other income                                                	2,000										6,300										5,334       	  9,749          3,950
Operating and administrative expenses                  		 (629,037)				(1,710,173)						(632,894)    	 (429,313)      (365,125)
						                                                -------------  -------------  -------------  -------------  -------------
Net income	                                           $		2,694,301			$		1,902,503			$  3,051,221   $  3,187,307   $ 	3,472,057
                                                      =============  =============  =============  =============  =============
Net income, basic and diluted, per
 Beneficial Assignment Certificate (BAC)              $        .79			$        .56			$								.90   $        .94   $       1.02
                                                      =============  =============  =============  =============  =============
Cash distributions paid or accrued per BAC	           $     1.0100			$     1.0100			$					1.0100   $     1.0100   $     1.0100
                                                      =============  =============  =============  =============  =============
Investment in FHA Loans                 	             $ 12,340,447			$ 12,429,485			$	12,511,046   $ 12,585,755   $ 12,654,188
                                                      =============  =============  =============  =============  =============
Investment in GNMA Certificates     	                 $ 23,105,420			$ 23,454,411			$	23,588,139   $ 23,937,795   $ 24,388,920
                                                      =============  =============  =============  =============  =============
Total assets	                                         $ 44,867,473			$ 45,707,177			$	46,965,808   $ 47,248,776   $ 47,541,721
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

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                               For the	            For the             For the
                                                                            Year Ended	       	 Year Ended          Year Ended
                                                                         Dec. 31, 1999	      Dec. 31, 1998       Dec. 31, 1997
                                                                        ---------------     ---------------     ---------------
Regular monthly distributions
	Income				                                                             $        .7905						$        .5582						$								.8952
	Return of capital				                                                           .2195															.4518															.1148
                                                                        ---------------     ---------------     ---------------
				                                                                    $       1.0100      $       1.0100 	    $       1.0100
                                                                        ===============     ===============     ===============
Distributions
	Paid out of cash flow							                                           $       1.0085      $       1.0100	     $       1.0100
 Paid out of reserves																																																												.0015																-																			-
                                                                        ---------------     ---------------     ---------------
				                                                                    $       1.0100      $       1.0100 	    $       1.0100
                                                                        ===============     ===============     ===============

Regular quarterly distributions to BAC Holders consist primarily of interest received on FHA Loans and GNMA Certificates. Additional cash for distributions is received from other temporary investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BAC Holders. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the year ended December 31, 1999, a net amount of $4,989 was withdrawn from reserves. The total amount held in reserves at December 31, 1999, was $9,053,549 of which $670,268 was invested in GNMA Certificates.

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

The following table shows the occupancy levels of the properties financed by the Partnership at December 31, 1999:

                                                                                                     Number    	   Percentage
                                                                                  Number          of  Units         of  Units
Property Name                     	         Location                           of  Units           Occupied          Occupied
-------------------------------             --------------------             ------------       ------------       ------------
Bluff Ridge Apartments                      Jacksonville, NC        	                108                108            		100%
Fox Hollow Apartments 	                     High Point, NC	                          184	               168               91%
Highland Park Apartments            	       Columbus, OH              	              252           	    229               91%
Misty Springs Apartments         	          Daytona Beach, FL                        128           	    127               99%
The Ponds at Georgetown                     Ann Arbor, MI              	             134            	   134              100%
Waterman's Crossing                         Newport News, VA        	                260            	   259              100%
Water's Edge Apartments                     Lake Villa, IL                           108            	   	95               88%
                                                                            -------------       ------------       ------------
	                                                                                  1,174	             1,120          					95%
                                                                            =============       ============       ============

The following sets forth certain information regarding the properties financed by the Partnership:

Bluff Ridge Apartments

Bluff Ridge Apartments is a 108-unit complex located in Jacksonville, North Carolina. Average occupancy was 99% in 1999 and 1998. Operations at Bluff Ridge are heavily dependent on demand from the local military personnel. The Jacksonville rental market has remained relatively stable throughout 1999. Operating revenue increased 1.8% primarily as a result of rental rate increases while real estate operating costs decreased 1.5% primarily due to a decrease in repairs and maintenance expenses and property improvements. As a result, net operating income, excluding interest, depreciation and amortization, increased approximately 5% from 1998 to 1999. The property was current on its debt service payments during 1999.

Fox Hollow Apartments

Fox Hollow Apartments is a 184-unit apartment community located in High Point, North Carolina. Average occupancy was 96% in 1999, compared to 95% in 1998. Excluding interest, depreciation and amortization, net operating income
increased approximately	7% from 1998 to 1999.  This increase was primarily due
to a 2.6% increase in revenue and a 2.1% decrease in real estate operating expenses resulting from lower repairs and maintenance expenses and property improvements. The property remained in compliance with the terms of the Loan Modification Agreement (LMA) entered into with the mortgage holder in 1996.

During December 1999, the Partnership acquired the sole remaining limited partner's 1% limited partnership interest in the Operating Partnership which owns Fox Hollow Apartments. As a result of this acquisition, the Partnership now owns a 99.99% limited partnership interest in the Fox Hollow Operating Partnership. The Partnership also acquired the right to receive any and all payments of principal and interest on certain advances made to the Operating Partnership by such limited partner. The Partnership paid an aggregate amount of $325,000 for these acquisitions. The Partnership recorded these acquisitions as an additional investment in the Operating Partnership which owns Fox Hollow Apartments.

Highland Park Apartments

Highland Park Apartments contains 252 luxury garden apartments and is located in Columbus, Ohio. Average occupancy was 94% in 1999, compared to 95% in 1998. Excluding interest, depreciation and amortization, net operating income increased approximately 11% from 1998 to 1999. This increase is due to a 7.8% increase in revenue attributable primarily to rental rate increases. The increase in revenue was partially offset by a 2.8% increase in real estate operating expenses resulting from higher repairs and maintenance expenses, property improvements and labor costs. The property remained current on its mortgage obligations throughout 1999.

Misty Springs Apartments

Misty Springs Apartments is a 128-unit apartment community located in Daytona Beach, Florida. Average occupancy was 99% in 1999 and 1998. Net operating income, excluding interest, depreciation and amortization, was approximately 4% higher in 1999, compared to 1998. This increase resulted from a 4.1% increase in revenue attributable to higher rental rates which was partially offset by a 4% increase in operating expenses, primarily repairs and maintenance expenses and property improvements.

At December 31, 1999, the Operating Partnership was in compliance with the terms of a Reinstatement Agreement entered into in 1993. The Operating Partnership was current on its debt service payments on its mortgage loan during 1999; however, shortfalls of $35,000 were funded by the Partnership's reserves.

The Ponds at Georgetown

The Ponds at Georgetown consists of 134 apartments located in Ann Arbor, Michigan. Average occupancy was 99% in 1999 and 1998. Excluding interest, depreciation and amortization, operating income generated by the property in 1999 approximated that of 1998. As previously disclosed, the mortgage loan for the Ponds at Georgetown was restructured in September 1998 which lowered the interest rate from 9.25% to 7.85%. Since the restructuring, cash flow generated from operations has generally been sufficient to cover all the Operating Partnership's cash needs. The property was current on its mortgage obligations as of December 31, 1999.

Waterman's Crossing

Waterman's Crossing is a 260-unit apartment community located in Newport News, Virginia. Average occupancy was 99% in 1999, compared to 100% in 1998. Excluding interest, depreciation and amortization, operating income increased 2% from 1998 to 1999. This increase was due to an increase in revenue of 2.9% resulting primarily from rental rate increases which was partially offset by higher operating expenses, primarily repairs and maintenance expenses, property improvements and labor costs. The Operating Partnership was current on its mortgage obligations in 1999; however, shortfalls of $25,000 were funded by the Partnerships reserves.

Water's Edge Apartments

Water's Edge Apartments is a 108-unit apartment complex located in Lake Villa, Illinois. Average occupancy was 95% in 1999 compared to 96% in 1998.
Although 1999 operating revenue approximated that of 1998, net operating income, excluding interest, depreciation and amortization, increased approximately 11% in 1999 compared to 1998. This increase is attributable to decreases in property taxes, utilities, administrative expenses, repairs and maintenance expenses and property improvements. The Operating Partnership remained current on its mortgage obligations in 1999. The Partnership received a $59,755 distribution of excess cash flow from this property during 1999.

Results of Operations

The tables below compare the results of operations for each year shown.

                                                                               For the	            For the		       	   For the
                                                                       	    Year Ended     		   Year Ended		      	 Year Ended
                                                                         Dec. 31, 1999 		    Dec. 31, 1998       Dec. 31, 1997
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       	$ 		3,215,472						$    3,262,922						$				3,302,727
Interest income on temporary cash investments																																		431,111													530,396													554,604
Equity in losses of Operating Partnerships 		                                	(325,245)											(186,942)											(178,550)
Other income                                                              							2,000															6,300														 5,334
                                                                         --------------     ---------------     ---------------
				                                                                         3,323,338											3,612,676											3,684,115
Operating and administrative expenses	                                   			 		629,037											1,710,173 												632,894
                                                                         --------------     ---------------     ---------------
Net income	                                                              $			2,694,301						$  		1,902,503						$			 3,051,221
                                                                         ==============     ===============     ===============

                                                                         	    Increase	           Increase
                                                                       		    (Decrease)     		   (Decrease)
                                                                             From 1998 		        From 1997
                                                                        ---------------     ---------------
Mortgage-backed securities income                                       $						(47,450)					$   		 (39,805)
Interest income on temporary cash investments                                  (99,285)												(24,208)
Equity in losses of Operating	Partnerships                                    (138,303)													(8,392)
Other income                                                            								(4,300)																966
                                                                         --------------     ---------------
				                                                                         	(289,338)												(71,439)
Operating and administrative expenses	                                     	(1,081,136)										1,077,279
                                                                         --------------     ---------------
Net income	                                                             $ 					791,798						$  	(1,148,718)
                                                                         ==============     ===============

Mortgage-backed securities income decreased by $47,450 from 1998 to 1999.
Such decrease was attributable to the fourth quarter 1998 payoff of the GNMA Certificate of the Ponds at Georgetown at 9.25% and the issuance of a new GNMA Certificate at 7.25%, as well as the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Mortgage-backed securities income decreased by $39,805 from 1997 to 1998, due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Interest income on temporary cash investments decreased by $99,285 from 1998 to 1999 and $24,208 from 1997 to 1998 due to a decrease in the average cash balance held by the Partnership. This decrease resulted primarily from the use of cash to make additional equity contributions to the Ponds at Georgetown in September 1998 and to increase the investment in the Ponds at Georgetown GNMA Certificate in October 1998.

The Partnership suspended recognizing losses in the Operating Partnerships when its entire initial investment had been consumed by such losses. Subsequently, losses have been recognized only to the extent of additional contributions, net of distributions received, to the Operating Partnerships by the Partnership.

The Partnership made additional contributions to certain Operating Partnerships of $385,000, $186,942, and $178,550 during 1999, 1998 and 1997, respectively. During 1999, the Partnership received a distribution of $59,755 from one of the Operating Partnerships. No such distributions were received in 1998 or 1997. The Partnership recorded equity in losses of Operating Partnerships in 1999, 1998, and 1997 to the extent of the additional contributions to Operating Partnerships, net of distributions received. Accordingly, equity in losses of Operating Partnerships decreased $138,303 from 1998 to 1999 and decreased $8,392 from 1997 to 1998.

Operating and administrative expenses decreased $1,081,136 from 1998 to 1999. This decrease was due to: (i) the 1998 write-off of approximately $767,000 in transaction costs incurred in conjunction with a proposed merger which was no longer under consideration; (ii) decreases of $218,000 in salaries and related expenses and $57,000 in consulting expenses due to a reduction of personnel time and consulting fees incurred in connection with developing and evaluating alternatives for restructuring the Partnership; (iii) a decrease of approximately $52,000 in amortization expenses as certain deferred costs became fully amortized in 1998; and (iv) a decrease of $77,000 in other general and administrative expenses. These expense decreases were partially offset by an increase of approximately $90,000 in legal fees resulting from the defense of a class action lawsuit filed against the Partnership as more fully described in Note 9 to the financial statements.

Operating and administrative expenses increased $1,077,279 from 1997 to 1998. This increase was due to: (i) the write-off in 1998 of approximately
$767,000 in transaction costs incurred in conjunction with a proposed merger which was no longer under consideration; (ii) an increase of approximately $273,000 in salaries and related expenses primarily due to additional personnel time incurred in conjunction with the aforementioned proposed merger; (iii) an increase of approximately $30,000 in fees and expenses incurred in connection with a review of various options for restructuring the Partnership to improve total investment returns and provide liquidity to the Partnership's investors and (iv) an increase of approximately $7,000 in other operating and administrative expenses.

Year 2000

The Partnership does not own or operate its own computer system and owns no business or other equipment. However, the operation of the Partnership's business relies on the computer system and other equipment maintained by America First. In addition, the Partnership has business relationships with a number of third parties whose ability to perform their obligations to the Partnership depend on such systems and equipment. To date, the Partnership has not experienced any significant problems with such systems and equipment arising from the inability of computer programs and embedded circuitry to correctly recognize dates occurring after December 31, 1999. Although the Partnership does not anticipate that so-called "Year 2000 problems" will surface, there can be no assurance that such problems will not arise. The Partnership has not incurred any significant costs in rectifying Year 2000 problems.

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

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership's primary market risk exposure is interest rate risk. The Partnership's exposure to market risk for changes in interest rates relates primarily to its investment securities which are comprised of investments in debt securities with fixed interest rates. The Partnership does not use derivative financial instruments to hedge its investment portfolio.

The table below presents principal amounts and weighted average interest rates by year of maturity for the Partnership's investment portfolio:

                    Principal            Weighted Average
   Maturity           Amount               Interest Rate
 ------------    -----------------       -----------------
	      2000               251,152            				 	8.85%
       2001               275,138            						8.85%
       2002               301,431            				 	8.84%
       2003               330,255	           				 	8.84%
							2004										     361,849                  8.83%
 Thereafter            33,935,875                  9.02%


The aggregate fair value of the Partnership's investment securities at December 31, 1999 was $35,464,997.

As the above table incorporates only those positions or exposures that existed as of December 31, 1999, it does not consider those exposures or posititons that could arise after that date. Moreover, because future commitments are not presented in the table above, the information presented has limited predictive value. As a result, the Partnership's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and interest rates.

	    Item 8. Financial Statements and Supplementary Data. The Financial Statements and supporting schedules of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

	    Item 9.  Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.  There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1999 and 1998.

The information required by this Item 9 relating to a change in accountants has been previously reported (as that term is defined by Rule 12b-2 of the Exchange Act) with the Commission by the Partnership on its Current Report on Form 8-K dated October 2, 1998, as amended, and is hereby incorporated by reference.

	                                  PART III

	    Item 10.  Directors and Executive Officers of Registrant.  The Registrant
has no directors or officers.  The general partners of the Registrant are
America First Capital Source I, L.L.C. (the "America First General Partner")
and Insured Mortgage Equities Inc. (the "IME General Partner"), each of which is controlled by America First.  Collectively, the America First General
Partner and the IME General Partner are referred to as the "General Partners".

	    The following individuals are the officers and directors of the General
Partners and the officers and managers of America First, and each serves for a term of one year.

Name                      Position Held                                    Position Held Since
-----------------------   ----------------------------------            -----------------------
Michael B. Yanney	        Chairman of the Board, President,                       1984
                          Chief Executive Officer and
                          Manager of America First

                          Chairman and Chief Executive                            1991
                          Officer of the America First
                          General Partner

																										Chairman of the Board, President,																							1997
																										Chief Executive Officer and
                          Director of the IME General Partner


Michael Thesing	          Vice President, Secretary,                              1984
                          Treasurer and Manager of America First

                          Vice President, Secretary and                           1991
                          Treasurer of the America First
                          General Partner

                          Vice President, Secretary and Treasurer                 1997
                          of the IME General Partner

William S. Carter, M.D.   Manager of America First                                1994

Martin A. Massengale      Manager of America First                                1994

Alan Baer                 Manager of America First                                1994

Gail Walling Yanney       Manager of America First                                1996

Mariann Byerwalter        Manager of America First                                1997

Lisa Yanney Roskens							Manager of America First																																1999

     Michael B. Yanney, 66, has served as the Chairman, President and Chief Executive Officer of America First Companies L.L.C. and its predecessors since 1984. From 1977 until the organization of the first such fund in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Level 3 Communications, Inc., Freedom Communications, Inc., Magnum Resources, Inc., America First Mortgage Investments, Inc., RCN Corporation, Rio Grande Medical Technologies, Inc. and Telecom Technologies, Inc. Mr. Yanney is the husband of Gail Walling Yanney and the father of Lisa Yanney Roskens.

	    Michael Thesing, 45, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  He serves as
President of America First Investment Advisors L.L.C. and is a member of the
Board of Managers of America First Companies L.L.C. and America First
Investment Advisors, L.L.C..  From January 1984 until July 1984 he was employed by various companies controlled by Mr. Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 73, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    Martin A. Massengale, 66, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska
Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company and IBP, Inc. and is a member of the Board of Trustees of the Great Plains Funds, Inc.

	    Alan Baer, 77, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of Lancer
Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses.  Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.  Mr.
Baer has also owned and served on the board of directors of several banks in
Nebraska and Illinois.

	    Gail Walling Yanney, 63, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she was a director of FirsTier
Bank, N.A., Omaha prior to its merger with First Bank, N.A..  Ms. Yanney is the wife of Michael B. Yanney and mother of Lisa Yanney Roskens.

	    Mariann Byerwalter, 39, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from
1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief
Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987.  She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice
President in the bank's Corporate Planning and Development Department.  Ms.
Byerwalter currently serves on the board of directors of Redwood Trust, Inc.,
SRI International, Stanford Management Company and Stanford Hospitals and
Clinics.

     Lisa Yanney Roskens, 33 is a Managing Director of Twin Compass, LLC, a small business consulting firm. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation, where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael Yanney and Gail Walling Yanney.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of the parent company of the Registrant's General Partners and persons who beneficially own more than 10% of the Registrant's BACs to file reports of their ownership of BACs with the Securities and Exchange Commission (the "SEC"). Such executive officers, managers and BAC holders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Registrant and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Registrant believes that there was compliance for the fiscal year ended December 31, 1999 with all Section 16(a) filing requirements applicable to such executive officers, managers and beneficial owners of BACs.

	    Item 11. Executive Compensation. The Registrant does not have any directors or officers. Certain services are provided to the Registrant by managers and officers of America First. None of the directors or officers of the General Partners or the managers or officers of America First receive compensation from the Registrant and neither General Partner receives reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to the General Partners pursuant to the terms of its agreement of limited partnership during the period ending
December 31, 1999, is described in Note 7 to the Notes to the Financial Statements filed in response to Item 8 hereof.

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

	    Item 13.  Certain Relationships and Related Transactions.  The members of the America First General Partner are America First and Mr. Yanney.  The IME
General Partner is owned by America First.  Except as described herein, the
Registrant is not a party to any transaction or proposed transaction with either General Partner or with any person who is:  (i) a member, director, or officer of the General Partners or manager or officer of America First; (ii) a nominee for election as a director or manager of a General Partner or a manager of America First; (iii) an owner of more than 5% of the BACs; or (iv)
a member of the immediate family of any of the foregoing persons.

	    The General Partners are entitled to receive an asset management and partnership administrative fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. During 1999, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during 1999.

	    During 1999, the Registrant paid or reimbursed one of the General Partners or an affiliate of the General Partners $657,861 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 7 to Notes to Financial Statements filed in response to Item 8 hereof for a description of these costs and expenses.

     America First Properties Management Company, L.L.C. (the "Manager") has been retained to provide property management services with respect to the day-to-day operation of Waterman's Crossing, Misty Springs, Fox Hollow Apartments and The Ponds at Georgetown. The property management agreements provide that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager range from 4% to 4.4% of gross revenues. Because the Manager is an affiliate of the General Partners, the management fees payable by the Registrant to the Manager may not exceed the lesser of (i) the rates that the Registrant would pay an unaffiliated manager for similar services in the same geographic location or (ii) the Manager's actual cost for providing such services. During the year ended December 31, 1999, the Manager was paid property management fees of $210,137.

	                                  PART IV

	    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (a) The following documents are filed as part of this report:

		          1.	Financial Statements.  The following financial statements are included in response to Item 8 of this report:

		          Independent Auditors' Report.

		          Balance Sheets of the Registrant as of December 31, 1999, and
            December 31, 1998.

		          Statements of Income and Comprehensive Income of the Registrant
											 for the years ended December 31, 1999, December 31, 1998, and
											 December 31, 1997.

		          Statements of Partners' Capital (Deficit) of the Registrant for
            the years ended December 31, 1999, December 31, 1998, and December
            31, 1997.

		          Statements of Cash Flows of the Registrant for the years ended
            December 31, 1999, December 31, 1998, and December 31, 1997.

		          Notes to Financial Statements of the Registrant.

		          2.	Financial Statement Schedules.  The information required to be set forth in the financial statement schedules is shown in the Notes to
     Financial Statements filed in response to Item 8 hereof.

						          3.	Exhibits.  The following exhibits are filed as required by
     Item 14(c) of this report.  Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

			            4(a).  Agreement of Limited Partnership of Capital Source L.P.
            (incorporated herein by reference from Exhibit A of the Prospectus contained in the Registrant's Post Effective Amendment No. 3 dated
            May 15, 1986, to the Registration Statement on Form S-11
            (Commission File No. 0-16497)).

			            4(b).  Amendment to the Capital Source L.P. Limited Partnership
            Agreement (incorporated by reference to Exhibit 3.08 to
												Pre-Effective Amendment No. 3 to Registration Statement on Form
												S-4 filed by America First Real Estate Investment Partners, L.P.
												on July 21, 1999 (Commission File No. 333-52117)).

			            4(c).  Beneficial Assignment Certificate (incorporated by
            reference to page 47 of Form 10-K for the fiscal year ended
            December 31, 1989, filed with the Securities and Exchange
            Commission by the Registrant (Commission File No. 0-16497)).

															24. Power of Attorney

															27. Financial Data Schedule

	    (b)	The Registrant did not file a Form 8-K during the last quarter of the
								 period covered by this report.

INDEPENDENT AUDITORS' REPORT

To the Partners
Capital Source L.P.:

We have audited the accompanying balance sheets of Capital Source L.P. as of December 31, 1999 and 1998, and the related statements of income and comprehensive income, partners' capital (deficit) and cash flows for the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Source L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


Omaha, Nebraska
March 17, 2000																																		/s/KPMG LLP

CAPITAL SOURCE L.P.
BALANCE SHEETS

                                                                                             Dec. 31, 1999       Dec. 31, 1998
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                 	$ 	 8,658,997 					$				9,304,694
 Investment in FHA Loans (Note 5)                                                             		12,340,447										12,429,485
 Investment in GNMA Certificates (Note 5)                                                     		23,105,420										23,454,411
 Investment in Operating Partnerships (Note 6)                                                 	   			-																	  -
 Interest receivable                                                                            		 304,743													306,659
 Other assets                                                                                  	  	457,866													211,928
                                                                                            ---------------     ---------------
                                                                                           	 $ 	44,867,473						$			45,707,177
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable (Note 7)	                                                               	 $  		 420,860    		$      490,085
		Distribution payable (Note 4)		                                                              			 860,597	            860,597
                                                                                            ---------------     ---------------
                                                                                           	 				1,281,457											1,350,682
                                                                                            ---------------     ---------------
 Partners' Capital (Deficit)
	 General Partner	                                                                            			 (179,799)											(172,094)
 	Beneficial Assignment Certificate Holders
			($12.97 per BAC in 1999 and $13.20 in 1998)	                                         	    			43,765,815									 44,528,589
                                                                                            ---------------     ---------------
                                                                                          						43,586,016										44,356,495
                                                                                            ---------------     ---------------
                                                                                      				  $ 		44,867,473 					$			45,707,177
                                                                                            ===============     ===============

CAPITAL SOURCE L.P.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                      			                      For the             For the             For the
                                               			                          Year Ended          Year Ended          Year Ended
                                               				                      Dec. 31, 1999       Dec. 31, 1998	      Dec. 31, 1997
                                                                        ---------------     ---------------     ---------------
Income
	Mortgage-backed securities income (Note 5)                             $				3,215,472						$				3,262,922						$				3,302,727
	Interest income on temporary cash investments																																	431,111													530,396												 554,604
 Equity in losses of Operating Partnerships (Note 6)                        		(325,245)											(186,942)											(178,550)
 Other income                                                                   	2,000															6,300														 5,334
     	                                                                  ---------------     ---------------     ---------------
                                                                            	3,323,338											3,612,676											3,684,115
Expenses
	Operating and administrative expenses (Note 7)                             			629,037											1,710,173													632,894
                                                                        ---------------     ---------------     ---------------
Net income	                                                             	    2,694,301											1,902,503											3,051,221
Other comprehensive income:
 Unrealized gains on securities
	  Unrealized holding gains (losses) arising during the year																			(22,392)												(4,699)															2,114
                                                                        ---------------     ---------------     ---------------
Net comprehensive income																																																$				2,671,909						$			1,897,804							$				3,053,335
                                                                        ===============     ===============     ===============
Net income allocated to:
	General Partner	                                                       $							26,943						$      	19,025						$						 30,512
	BAC Holders		                                                              	2,667,358											1,883,478										 3,020,709
                                                                        ---------------     ---------------     ---------------
			                                                                     $				2,694,301						$   	1,902,503						$				3,051,221
                                                                        ===============     ===============     ===============
Net income, basic and diluted, per BAC	                                 $										.79						$          .56						$										.90
                                                                        ===============     ===============     ===============
Weighted average number of BACs outstanding	                                	3,374,222											3,374,222           3,374,222
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
FROM DECEMBER 31, 1996 TO DECEMBER 31, 1999




                                                           General            	 BAC
                                                          Partners            Holders	           		Total
                                                    ---------------     ---------------     ---------------
Partners' Capital (Deficit) (excluding accumulated
 other comprehensive income)
  Balance at December 31, 1996  	                   $     (153,171)   	 $   46,401,802   	  $   46,248,631
  Net income                                                30,512           3,020,709           3,051,221
  Cash distributions paid or accrued (Note 4)              (34,424)         (3,407,965)         (3,442,389)
                                                    ---------------     ---------------     ---------------
  Balance at December 31, 1997						               	      (157,083)         46,014,546          45,857,463
  Net income                                                19,025           1,883,478           1,902,503
  Cash distributions paid or accrued (Note 4)              (34,425)         (3,407,963)         (3,442,388)
                                                    ---------------     ---------------     ---------------
  Balance at December 31, 1998                     	      (172,483)         44,490,061          44,317,578
  Net income                                                26,943           2,667,358											2,694,301
  Cash distributions paid or accrued (Note 4)              (34,424)         (3,407,964) 								(3,442,388)
                                                    ---------------     ---------------     ---------------
 																													                     	      (179,964)         43,749,455          43,569,491
                                                    ---------------     ---------------     ---------------
Accumulated Other Comprehensive Income
 Balance at December 31, 1996                                  415              41,087              41,502
  Other comprehensive income                                    21               2,093               2,114
                                                    ---------------     ---------------     ---------------
 Balance at December 31, 1997                                  436              43,180              43,616
  Other comprehensive income																																			(47)													(4,652)													(4,699)
                                                    ---------------     ---------------     ---------------
	Balance at December 31, 1998																																		389														38,528														38,917
		Other comprehensive income																																		(224)												(22,168)												(22,392)
                                                    ---------------     ---------------     ---------------
																																																															165														16,360														16,525
                                                    ---------------     ---------------     ---------------

Balance at December 31, 1999                        $     (179,799)     $   43,765,815      $  	43,586,016
                                                    ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended	         Year Ended
                                                                         Dec. 31, 1999       Dec. 31, 1998	      Dec. 31, 1997
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
 Net income			                                                          $				2,694,301						$  		1,902,503						$				3,051,221
  Adjustments to reconcile net income to
    net cash provided by operating activities
   Equity in losses of Operating Partnerships	 			                             325,245													186,942													178,550
   Amortization of discount on mortgage-backed securities				                  	(2,216)													(2,287)													(2,665)
   Decrease in interest receivable 											                                 		1,916														14,826																	275
   Decrease (increase) in other assets 		                                     	207,037													(77,354)													(3,605)
   (Decrease) increase in accounts payable                                     (69,225)												285,943													106,086
                                                                        ---------------     ---------------     ---------------
   Net cash provided by operating activities                             				3,157,058											2,310,573											3,329,862
                                                                        ---------------     ---------------     ---------------
Cash flows from investing activities
 FHA Loan and GNMA principal payments received                              			417,853											2,635,396												 429,144
 Distributions received from Operating Partnerships																													59,755																-																			-
	Acquisition of GNMA Certificate										                                	 						-													(2,422,519)														 -
	Investments in Operating Partnerships   													                      	 (385,000)											(186,942)											(178,550)
 Deferred transaction costs paid																																														(452,975)															-																			-
                                                                         ---------------     ---------------     ---------------
  Net cash (used in) provided by investing activities                   						(360,367)													25,935													250,594
                                                                        ---------------     ---------------     ---------------
Cash flow from financing activity
 Distributions paid				                                                   	 (3,442,388)									(3,442,378)									(3,442,389)
                                                                        ---------------     ---------------     ---------------
Net (decrease) increase in cash and temporary cash investments	            			(645,697)									(1,105,870)												138,067
Cash and temporary cash investments at beginning of year  				            			9,304,694										10,410,564									 10,272,497
                                                                        ---------------     ---------------     ---------------
Cash and temporary cash investments at end of year  			                 $				8,658,997						$  	 9,304,694						$			10,410,564
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

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

 D) Income Taxes
    No provision has been made for income taxes since BAC Holders are required to report their share of the Partnership's income for federal and state income tax purposes. The book basis of the Partnerships' assets and liabilities exceeded the tax basis by $10,629,471 and $10,331,740 at December 31, 1999, and December 31, 1998, respectively.

 E)	Temporary Cash Investments
    Temporary cash investments are invested in short-term debt securities purchased with an original maturity of three months or less.

 F) Net Income per Beneficial Assignment Certificate (BAC)
    Net income per BAC is based on the number of BACs outstanding (3,374,222) during each year presented.

 G) New Accounting Pronouncement
				In June, 1998, the Financial Accounting Standards Board issued Statement
				of Financial Accounting Standards No. 133, "Accounting for Derivative
				Instruments and Hedging Activities" (SFAS 133).  This statement provides
				new accounting and reporting standards for use of derivative instruments.
				Adoption of this statement, as amended, is required by the Partnership
				effective January 1, 2001.  Management believes that the impact of such
				adoption will not be material to the financial statements.

3.	Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at December 31, 1999:

Cash and temporary cash investments				                               $    8,383,281
GNMA Certificates                                                          		670,268
                                                                      ---------------
                              					                                   $   	9,053,549
                                                                      ===============

The reserve account was established to maintain working capital for the Partnership and is available for distribution to BAC Holders and for any contingencies related to mortgage-backed securities and the operation of the Partnership. See Note 5 regarding the investment in GNMA Certificates.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

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

At December 31, 1999, the total amortized cost, gross unrealized holding gains, and aggregate fair value of available-for-sale securities were $653,743, $16,525 and $670,268, respectively. The total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $34,775,599, $19,130 and $34,794,729, respectively.

At December 31, 1998, the total amortized cost, gross unrealized holding gains, and aggregate fair value of available-for-sale securities were $840,265, $38,917 and $879,182, respectively. The total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $35,004,714, $245,227 and $35,249,941, respectively.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

Descriptions of the Partnership's mortgage-backed securities held at December 31, 1999 are as follows:

                                                                                                                        Income
                                      					          	    Number 	    Interest					  Maturity   				   Carrying         Earned
Type of Security and Name        			  Location       			of Units   	      Rate 		   					Date    	 	 	 		Amount        in 1999
---------------------------------			-----------------   --------   ----------- 	 ------------   ---------------    -----------
Held-to-Maturity
GNMA Certificates:
 Misty Springs Apartments	          Daytona Beach, FL       128       8.75%	       06-15-2029   $ 		 4,219,029     $   370,292
 The Ponds at Georgetown	           Ann Arbor, MI           134       7.50%	(1)    12-15-2029        2,400,377									182,287
 Waterman's Crossing	               Newport News, VA        260      10.00%	       09-15-2028       10,815,058							1,084,256
 Water's Edge Apartments	           Lake Villa, IL          108       8.75%	       12-15-2028        5,000,688									438,962
																																																																																																---------------   ------------
																																																																																																				22,435,152							2,075,797
FHA Loans:
 Bluff Ridge Apartments	            Jacksonville, NC        108       8.72%	       11-15-2028	     		3,462,315									302,925
 Highland Park Apartments	          Columbus, OH            252       8.75%	       11-01-2028      		8,878,132									779,449
                                                                      								                  ---------------   ------------
                                                                    		                            		12,340,447     	 1,082,374
                                                                                                ---------------   ------------
																																																																																																				34,775,599							3,158,171
Available-for-Sale
GNMA Certificates:
 Pools of single-family mortgages	                                    7.58%(2)   2008 to 2009     	  348,945(3)     	  29,245
 Pools of single-family mortgages	                                    7.58%(2)	  2007 to 2008      	 321,323(3)     	  28,056
                                                                                                ---------------   ------------
                                                                                            									670,268											57,301
                                                                                					 								  ---------------   ------------
 Balance at December 31,1999                                                                   $		35,445,867      $ 3,215,472
                                                                                							 						  ===============   ============

		(1) During the fourth quarter of 1998, the GNMA Certificate backed by a
						first mortgage loan on this property was repaid and a new
						GNMA Certificate was issued.  The interest rate on the reissued
						GNMA Certificate is 7.5% compared to 9.0% on the repaid GNMA Certificate.
  (2) Represents effective yield to the Partnership.
  (3) Reserve account asset - see Note 3.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1999       Dec. 31, 1998       Dec. 31, 1997
                                                                        ---------------     ---------------     ---------------
Balance at beginning of year                                            $			35,883,896						$  36,099,185 						$		36,523,550
	Additions
		Acquisition of GNMA Certificate																																																	-													2,422,519																-
		Amortization of discount on mortgage-backed securities                        	2,216														2,287 														2,665
	Deductions
		FHA Loan and GNMA principal payments received                            			(417,853)								(2,635,396)											(429,144)
		Change in net unrealized holding gains on
   available-for-sale mortgage-backed securities                               (22,392)												(4,699)														2,114
                                                                        ---------------     ---------------     ---------------
Balance at end of year                      					                       $			35,445,867						$  35,883,896								$	36,099,185
                                                                        ===============     ===============     ===============

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

6.	Investment in Operating Partnerships

The Partnership's Investment in Operating Partnerships consists of interests in limited partnerships which own multifamily properties financed by the GNMA Certificates and FHA Loans held by the Partnership. The limited partnership agreements provide for the payment of a base return on the equity provided to the limited partnerships and for the payment of additional amounts out of a portion of the net cash flow or net sale or refinancing proceeds of the properties, subject to various priority payments.

Descriptions of the Operating Partnerships held at December 31, 1999, are as follows:

																																																																																																																										1999
                                                                                                                     Equity in
                                                                                                                     	(Losses)
																																																																																																																			Earnings of
                                                                                                       Carrying      Operating
Name                         	Location                 Partnership Name			                               Amount   Partnerships
------------------------      ---------------------    -----------------------------------------    ------------  -------------
Bluff Ridge Apartments	       Jacksonville, NC         Bluff Ridge Associates Limited Partnership   $      -      $       -
Fox Hollow Apartments									High Point, NC											Fox Hollow Limited Partnership																						-										(325,000) (1)
Highland Park Apartments	     Columbus, OH             Interstate Limited Partnership                      -              -
Misty Springs Apartments	     Daytona Beach, FL        Cypress Landings II, LTD.                     	     -        	  (35,000)
The Ponds at Georgetown	      Ann Arbor, MI            Ponds at Georgetown Limited Partnership             -         				 -
Waterman's Crossing	          Newport News, VA         Oyster Cove Limited Partnership                     -     						(25,000)
Water's Edge Apartments	      Lake Villa, IL           Water's Edge Limited Partnership                    -            59,755
                                                                                                    ------------   ------------
Balance at December 31, 1999                                                                    				$      -       $ 	(325,245)
                                                                                                    ============   ============

(1) During December 1999, the Partnership acquired the sole remaining limited
				partner's 1% limited partnership interest in the Operating Partnership which
				owns Fox Hollow Apartments.  As a result of this acquisition, the Partnership
				now owns a 99.99% limited partnership interest in the Fox Hollow Operating
				Partnership.  The Partnership also acquired the right to receive any and all
				payments of principal and interest on certain advances made to the Operating
				Partnership by such limited partner.  The Partnership paid an aggregate amount
				of $325,000 for these acquisitions.  The Partnership recorded these
				acquisitions as an additional investment in the Operating Partnership which
				owns Fox Hollow Apartments.


Reconciliation of the carrying amount of the Investment in Operating Partnerships is as follows:

                                                                              For the             For the             For the
                                                                           Year Ended          Year Ended          Year Ended
                                                                        Dec. 31, 1999       Dec. 31, 1998       Dec. 31, 1997
                                                                       ---------------     ---------------     ---------------
Balance at beginning of year                  								                 $        	-        	$          -        $          -
	Addition
  Investment in Operating Partnerships                                      		385,000													186,942													178,550
 Deductions
		Equity in losses of Operating Partnerships                          							(325,245)											(186,942)											(178,550)
		Distributions received from Operating Partnerships                          (59,755)																-																		 -
                                                                       ---------------      ---------------     ---------------
Balance at end of year                   					                         $       		 -        $ 	  	     -        $         	-
                                                                       ===============      ===============     ===============

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

Combined financial statements of the Operating Partnerships are as follows:

CAPITAL SOURCE L.P.
OPERATING PARTNERSHIPS BALANCE SHEETS

                                                                                             Dec. 31, 1999       Dec. 31, 1998
                                                                                            ---------------     ---------------
Assets
 Investment in real estate:
		Land																				                                                              					$ 			3,098,171					$			3,098,171
		Buildings																		                                                               					38,090,720								38,090,720
		Personal property																																																																															1,673,094									1,663,961
																					                                                   																				 --------------     ---------------
																																																																																																	42,861,985								42,852,852
		Less accumulated depreciation														                                                			(13,173,956)						(12,219,492)
																																																																																													--------------    ---------------
 	Net investment in real estate                                                           		  	 	29,688,029							 30,633,360

		Cash and temporary cash investments, at cost
			which approximates market value	                                                             				556,730											358,887
		Escrow deposits and property reserves                                                      				 		664,474											567,420
		Interest and other receivables																																																																					29,929												56,782
		Deferred mortgage issuance cost, net of
			accumulated amortization																																																																							1,986,492									2,061,678
  Other assets																																																																																						518,161											448,844
																																																																																													--------------     ---------------
																																																																																													$			33,443,815					$		34,126,971
																																																																																													==============					===============

Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable and accrued expenses                                                    		$  		1,003,466					$			1,194,470
		Mortgage loan payable										                                                           		 		40,886,773								41,100,810
		Interest payable																																																																																		252,081											254,370
		Due to general partners and their affiliates                                                	 		3,919,323									3,941,467
	                                                                                           	--------------     ---------------
																																																																																																	46,061,643								46,491,117
																																																																																													--------------     ---------------

 Partners' Capital (Deficit)
	 General Partners                                                                            		(12,617,828)						(12,364,146)
 	Limited Partners																																																																																					-																	-
                                                                                            	--------------     ---------------
																																																																																																(12,617,828)						(12,364,146)
																																																																																											 	--------------     ---------------
                                                                                          			$  	33,443,815					$		34,126,971
                                                                                            	==============     ===============

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

CAPITAL SOURCE L.P.
OPERATING PARTNERSHIPS INCOME STATEMENTS
                                                                         Dec. 31, 1999        Dec. 31, 1998      	Dec. 31, 1997
                                                                        ---------------     ---------------     ---------------
Income
 Rental income																																																										$				8,075,019						$				7,739,350						$				7,555,700
	Interest income on temporary cash investments                                	 26,338														23,807														29,277
 Other income		                                                              		255,456													374,279													246,723
                                                                        ---------------     ---------------     ---------------
			                                                                     	   	8,356,813											8,137,436											7,831,700
                                                                        ---------------     ---------------     ---------------
Expenses
	Real estate operating expenses																																														3,618,813											3,674,740											3,601,141
 Depreciation expense			                                              									954,464													952,305												 960,062
 Interest expense																								                                  	 3,976,989											4,067,738											4,073,157
	Amortization															                                              	 				75,186														75,201														73,980
                                                                        ---------------     ---------------    	---------------
			                                                                     	  		8,625,452											8,769,984										 8,708,340
																																																																								---------------     ---------------    	---------------

Net loss																																																																$					(268,639)					$					(632,548)						$				(876,640)
	                                                                       ===============     ===============     ===============
Net loss allocated to:
 General Partners																																																							$							56,606						$					(445,606)						$				(698,090)
	Limited Partners																																																													(325,245)											(186,942)											(178,550)
																																																																								---------------     ---------------    	---------------
																														                                        	 $					(268,639)					$	 			(632,548)						$				(876,640)
	                                                                       ===============     ===============     ===============


CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


CAPITAL SOURCE L.P.
OPERATING PARTNERSHIPS STATEMENTS OF CASH FLOWS
																																																																															For the														For the													For the
																																																																												Year Ended											Year Ended										Year Ended
                                                                         Dec. 31, 1999        Dec. 31, 1998      	Dec. 31, 1997
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
Net loss																																																																$					(268,639)					$				(632,548)						$					(876,640)
		Adjustments to reconcile net loss to net cash
		provided by operating activities:
			Depreciation and amortization																																													1,029,650											1,027,506											1,034,042
			Decrease (increase) in interest and other receivables                    				26,853													(40,679)													(7,298)
			Decrease (increase) in escrow deposits and property reserves        	   					97,054													(33,333)															(358)
			Decrease (increase) in other assets																																									(69,317)													69,817														21,962
			Increase (decrease) in accounts payable and accrued expenses															(191,004)											(109,402)														9,152
			Decrease in interest payable																																																	(2,289)												(36,860)													(1,173)
			Decrease in due to general partners and their affiliates																				(22,144)												(72,159)											(103,479)
                                                                        ---------------     ---------------     ---------------
  Net cash provided by operating activities																																				600,164													172,342														76,208
																																																																								---------------     ---------------     ---------------
Cash flows from investing activities:
			Acquisition of real estate																																																					-															(378,315)												(19,652)
			Acquisition of personal property																																													(9,133)												337,990														(8,971)
                                                                        ---------------     ---------------    	---------------
			Net cash used in investing activities 	  				                      							 		(9,133)												(40,325)												(28,623)
                                                                        ---------------     ---------------    	---------------
Cash flows from financing activities:
 		Principal payments on mortgage loan payable  		                           	(214,037)											(230,869)											(219,993)
			Contributions received																																																							60,000													186,942													178,550
			Distributions	paid							                                              					(60,359)																-																			-
			Other, net															                                              				(178,792)												(23,436)												(29,310)
                                                                        ---------------     ---------------    	---------------
  	Net cash used in financing activities															                  	   	(393,188)												(67,363)												(70,753)
                                                                        ---------------     ---------------    	---------------
Net increase (decrease) in cash and temporary cash investments          	    		197,843														64,654													(23,168)
Cash and temporary cash investments at beginning of year																							358,887													294,233													317,401
                                                                        ---------------     ---------------    	---------------
Cash and temporary cash investments at end of year																						$						556,730						$						358,887						$						294,233
																																																																								==============     	==============     	==============



7.	Transactions with Related Parties

The General Partners, certain of their affiliates and the Operating Partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The General Partners are entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. For the years ended December 31, 1999, 1998 and 1997, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during these years.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses and costs reimbursed to the General Partner was $657,861, $1,305,744, and $533,419 for the years ended December 31, 1999, 1998 and 1997, respectively. The reimbursements are presented on a cash basis and do not reflect accruals made at each year end.

An affiliate of the General Partners has been retained to provide property management services for Waterman's Crossing, Misty Springs Apartments, Fox Hollow Apartments and The Ponds at Georgetown. The fees for services provided were $210,137, $196,606, and $183,069 for 1999, 1998 and 1997, respectively, and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

8. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

  Cash and temporary cash investments, interest receivable, other assets,
		accounts payable, distributions payable:  Fair value approximates the
		carrying value of such assets and liabilities.

  Investment in FHA Loans and GNMA Certificates:  Fair values are based on prices obtained from an independent pricing source, adjusted for estimated
		prepayments.  Refer to the table below for carrying amounts and estimated
		fair values of such investments.

                                                        At December 31, 1999                    At December 31, 1998
                                                -----------------------------------     -----------------------------------
                                                      Carrying           Estimated            Carrying           Estimated
                                                        Amount          Fair Value              Amount          Fair Value
                                                ---------------     ---------------     ---------------     ---------------
Investment in FHA Loans                         $ 12,340,447		      $ 			12,340,447     $ 			12,429,485		   $ 			12,500,047
Investment in GNMA Certificates                 $ 23,105,420		      $				23,124,550     $			 23,454,411		   $				23,629,076

9. Legal Proceedings

The Partnership has been named as a defendant in a purported class action lawsuit filed in the Delaware Court of Chancery on February 3, 1999, by two BAC holders, Alvin M. Panzer and Sandra G. Panzer, against the Partnership, its General Partners, America First and various of their affiliates (including Capital Source II L.P.-A, a similar partnership with general partners that are affiliates of America First) and Lehman Brothers, Inc. The plaintiffs seek to have the lawsuit certified as a class action on behalf of all BAC holders of the Partnership and Capital Source II L.P.-A. The lawsuit alleges, among other things, that a proposed merger transaction involving the Partnership and Capital Source II L.P.-A is deficient and coercive, that the defendants have breached the terms of the Partnership's partnership agreement and that the defendants have acted in manners which violate their fiduciary duties to the BAC holders. In this complaint, the plaintiffs sought to enjoin the proposed merger transaction and seek to appoint an independent BAC holder representative to investigate alternative transactions. The lawsuit also requests a judicial dissolution of the Partnership, an accounting, and unspecified damages and costs.

The General Partners determined not to pursue the merger transaction which was the subject of the initial lawsuit and proposed an alternative transaction to BAC holders. A prospectus/consent solicitation statement outlining this alternative transaction was sent to BAC holders on or about November 16, 1999. The plaintiffs amended their complaint on December 8, 1999, and again on February 22, 2000. The second amended complaint challenges this current prospectus/consent solicitation statement on grounds similar to those alleged in the original complaint, as well as on other procedural grounds. The second amended complaint does not seek to enjoin the proposed merger transaction.

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

The General Partners have moved to dismiss these complaints, and they intend to defend these lawsuits vigorously, but are unable to estimate the effect of either of these lawsuits, if any, on the financial statements of the Partnership or on the ability of the Partnership to consummate the proposed merger with Capital Source II L.P.-A.

10.	Summary of Unaudited Quarterly Results of Operations

                                                        First		            Second	               Third		            Fourth
From January 1, 1999, to December 31, 1999	           Quarter		           Quarter	             Quarter		           Quarter
                                          						---------------     ---------------     ---------------     ---------------
Total income					                               $    		 863,492 (1) $      	907,900	    $    	  971,738 (2) $     		580,208 (1)
Total expenses					                                  		(144,121)		       		(179,413)         		(117,480)	       		 (188,023)
														                                  ---------------     ---------------     ---------------     ---------------
Net income				                                  $      	719,371	    $      	728,487	    $      	854,258     $      	392,185
														                                  ===============     ===============     ===============     ===============
Net income, basic and diluted, per BAC		        $         	.21 	   $          	.21 	   $          	.26     $          	.11
														                                  ===============     ===============     ===============     ===============

(1) The Partnership recorded equity in losses of Operating Partnerships of
				$50,000 and $335,000 during the first and fourth quarters, respectively.
(2) The Partnership recorded equity in earnings of Operating Partnerships of
				$59,755.

								                                                 First		            Second		             Third		            Fourth
From January 1, 1998, to December 31, 1998	          	 Quarter		           Quarter	            Quarter		           Quarter
                                          						---------------     ---------------     ---------------     ---------------
Total income					                               $    		 949,619 	   $      	956,546	    $    	  797,305 (1) $     		909,206
Total expenses					                                  		(222,804)		       		(196,565)         		(220,104)	        (1,070,700) (2)
														                                  ---------------     ---------------     ---------------     ---------------
Net income				                                  $      	726,815	    $      	759,981	    $      	577,201     $      (161,494)
														                                  ===============     ===============     ===============     ===============
Net income, basic and diluted, per BAC		        $          	.22 	   $          	.22 	   $          	.17     $          (.05)
														                                  ===============     ===============     ===============     ===============

(1) The Partnership recorded equity in losses of Operating Partnerships of $156,040.
(2) The Partnership wrote off approximately $767,000 in transaction costs
				incurred in conjunction with a proposed merger which was no longer under
				consideration.
























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

Date:  March 28, 2000
























































 	   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.


Date:  March 28, 2000										  		By	/s/ Michael B. Yanney*
			                                Michael B. Yanney,
			                                Chairman and Chief Executive Officer of
                                   the America First General Partner
                                   (Principal Executive Officer)

                                   Chairman of the Board, President,
                                   Chief Executive Officer and Manager of
                                   America First Companies L.L.C.


Date:  March 28, 2000									    	By	/s/ Michael Thesing
			                                Michael Thesing, Vice
			                                President, Secretary and
			                                Treasurer (Principal Financial Officer)
                                   of the America First General Partner

                                   Vice President, Secretary, Treasurer
                                   and Manager of America First Companies L.L.C.


Date: 	March 28, 2000 													By	/s/ William S. Carter, M.D.*
                   			             William S. Carter, M.D.
                                   Manager of America First Companies L.L.C.


Date:  March 28,	2000											 		By	/s/ Martin A. Massengale*
                   			             Martin A. Massengale
                                   Manager of America First Companies L.L.C.


Date:  March 28, 2000				        	 By	/s/ Alan Baer*
                   			             Alan Baer
                                   Manager of America First Companies L.L.C.


Date:  March 28, 2000			     		    By	/s/ Gail Walling Yanney*
                   			             Gail Walling Yanney
                                   Manager of America First Companies L.L.C.

Date:  March 28, 2000				      		  By	/s/ Mariann Byerwalter*
                   			             Mariann Byerwalter
                                   Manager of America First Companies L.L.C.

Date:  March 28, 2000				      		  By	/s/ Lisa Yanney Roskens*
                   			             Lisa Yanney Roskens
                                   Manager of America First Companies L.L.C.


*By Michael Thesing,
    Attorney in Fact


/s/ Michael Thesing
Michael Thesing


































                                  EXHIBIT 24

                              POWER OF ATTORNEY























































                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form
10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Apartment Investors, L.P.
					Capital Source L.P.
					Capital Source II L.P.-A
					America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2000.


		                                               /s/ Michael B. Yanney
				                                              			Michael B. Yanney























































                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form
10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Apartment Investors, L.P.
					Capital Source L.P.
					Capital Source II L.P.-A
					America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2000.


		                                               /s/ William S. Carter, M.D.
				                                              			William S. Carter, M.D.























































                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form
10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Apartment Investors, L.P.
					Capital Source L.P.
					Capital Source II L.P.-A
					America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2000.


		                                               /s/ Martin A. Massengale
				                                              			Martin A. Massengale























































                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form
10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Apartment Investors, L.P.
					Capital Source L.P.
					Capital Source II L.P.-A
					America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2000.


		                                               /s/ Alan Baer
				                                              			Alan Baer























































                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form
10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Apartment Investors, L.P.
					Capital Source L.P.
					Capital Source II L.P.-A
					America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2000.


		                                               /s/ Gail Walling Yanney
				                                              			Gail Walling Yanney























































                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form
10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Apartment Investors, L.P.
					Capital Source L.P.
					Capital Source II L.P.-A
					America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2000.


		                                               /s/ Mariann Byerwalter
				                                              			Mariann Byerwalter























































                                POWER OF ATTORNEY


The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form
10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
					America First Apartment Investors, L.P.
					Capital Source L.P.
					Capital Source II L.P.-A
					America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2000.


		                                               /s/ Lisa Yanney Roskens
				                                              			Lisa Yanney Roskens























































