Form 10-Q
period 2000-03-31
CAPITAL SOURCE L P
filed 2000-05-15
CIK 775629

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended March 31, 2000 or

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
BALANCE SHEETS

                                                                                            	Mar. 31, 2000       Dec. 31, 1999
																																																																																														(unaudited)
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                 $ 		8,430,065							$					8,658,997
 Investment in FHA Loans (Note 5)                                                             	12,316,940												12,340,447
 Investment in GNMA Certificates (Note 5)                                                     	23,038,648												23,105,420
 Investment in Operating Partnerships (Note 6)                                                 	   	 	-																		  -
 Interest receivable                                                                           	 	304,886															304,743
 Other assets                                                                                  	  464,387															457,866
                                                                                            ---------------     ---------------
                                                                                           	 $ 44,554,926								$			44,867,473
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable (Note 7)	                                                               	 $  		197,079	    		 $      420,860
		Distribution payable (Note 4)		                                                              			860,597		             860,597
                                                                                            ---------------     ---------------
                                                                                           	 			1,057,676													1,281,457
                                                                                            ---------------     ---------------
 Partners' Capital (Deficit)
	 General Partner	                                                                            			(180,687)													(179,799)
  	Beneficial Assignment Certificate Holders
			($12.94 per BAC in 2000 and $12.97 in 1999)	                                       		  	  		43,677,937											 43,765,815
                                                                                            ---------------     ---------------
                                                                                          					43,497,250												43,586,016
                                                                                            ---------------     ---------------
                                                                                      				  $ 	44,554,926	  					$			44,867,473
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.


CAPITAL SOURCE L.P.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                       																													        		For the Three       For the Three
                                                     																																	       	 Months Ended        Months Ended
                                                    																																				    	 Mar. 31, 2000    	  Mar. 31, 1999
                                                   																																				     ---------------     ---------------
Income
 Mortgage-backed securities income  													   																																								$   	 		798,656  	  $						807,466
 Interest income on temporary cash investments      																																								       	114,330	           104,026
 Equity in earnings (losses) of Operating Partnerships																																							   	  		15,488												(50,000)
 Other income                                       																																												     		-            				 2,000
                                                    																																			     ---------------     ---------------
                                                    																																								    				928,474 	  		   			863,492
Expenses
 Operating and administrative expenses (Note 7)    																																								        	151,150         		 144,121
                                                    																																			     ---------------     ---------------
Net income                                          																																									    		 777,324     	   		 719,371
Other comprehensive income:
	Unrealized holding gains (losses) on securities
		arising during the period																																																																										(5,493)													2,995
                                                  																																					     ---------------     ---------------
Net comprehensive income																																																																				$     		771,831					$    		722,366
                                                    																																								===============     ===============

Net income allocated to:
 General Partner                                   																																									$    	   	7,773     $	       7,194
 Limited Partner                                   																																								      			769,551	        		 712,177
                                                   																																				     ---------------     ---------------
                                                    																																								$     		777,324     $    		719,371
                                                    																																								===============     ===============
Net income, basic and diluted, per BAC             																																									$          	.23     $          .21
                                                   																																									===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
STATEMENT OF PARTNERS CAPITAL (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2000
(UNAUDITED)


                                                                              General             				BAC
                                                                              Partner             Holders               Total
                                                                        --------------     ----------------     ---------------
Partners' Capital (Deficit)
	(excluding accumulated other comprehensive income)
	Balance at December 31, 1999 																																										$				(179,964)					$  		43,749,455						$   43,569,491
 Net income                                                                   	 7,773          				769,551    		    		 777,324
 Cash distributions paid or accrued (Note 4)                                		 (8,606)       		  	(851,991)     		 		 (860,597)
                                                                        --------------     ----------------     ---------------
                                                                             (180,797)          43,667,015          43,486,218
                                                                        --------------     ----------------     ---------------
Accumulated other comprehensive income
 Balance at December 31, 1999                                                     165               16,360              16,525
 Other comprehensive income	                                                	   	 (55)            		(5,438)        	  	 (5,493)
                                                                        --------------     ----------------     ---------------
                                                                                  110            	  10,922              11,032
                                                                        --------------     ----------------     ---------------
Balance at March 31, 2000						                                       	 $    (180,687)     $    43,677,937      $   43,497,250
                                                                        ==============     ================     ===============

CAPITAL SOURCE L.P.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                           		For the Three 		 	  For the Three
                                                                                              Months Ended        Months Ended
                                                                                           	 Mar. 31, 2000   	   Mar. 31, 1999
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $   		 777,324  	   $  				719,371
  Adjustments to reconcile net income to net cash
   from operating activities
    Equity in (earnings) losses of Operating Partnerships																																										(15,488)				     		 	50,000
    Amortization of discount on mortgage-backed securities                                        				(308)           	 		(628)
    Increase (decrease) in interest receivable																																																								(143)        		    3,260
    Increase in other assets 																																																																							(6,521)	    	 				 (63,336)
    Decrease in accounts payable                  																																							        	(223,781) 	  					  (292,253)
                                                            	                                ---------------     ---------------
Net cash provided by operating activities 		                                                							531,083        				 416,414
                                                                                           	 ---------------    	 ---------------
Cash flows from investing activities
 FHA Loan and GNMA principal payments received                                                  	 	 85,094          	 	109,444
 Distributions received from Operating Partnerships																																																	15,488																-
 Investment in Operating Partnerships 																						                         																	-																(50,000)
                                                                                            ---------------     ---------------
Net cash provided by investing activities                                                       	 	100,582         	 		 59,444
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                                          	  		(860,597)        		 (860,597)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments           											                         (228,932)           (384,739)
Cash and temporary cash investments at beginning of period                                 	     8,658,997          	9,304,694
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $  	 8,430,065      $ 	  8,919,955
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

1.	Organization

Capital Source L.P. (the Partnership) was formed on August 22, 1985, under the Delaware Revised Uniform Limited Partnership Act. The General Partners of the Partnership are Insured Mortgage Equities Inc. and America First Capital Source I, L.L.C. (the General Partners).

The Partnership was formed to invest principally in federally-insured mortgages on multifamily housing properties and limited partnership interests in Operating Partnerships which construct and operate these properties.
Each federally insured loan is guaranteed, in amounts equal to the face amount of the mortgage, by the Federal Housing Administration (FHA) or the Government National Mortgage Association (GNMA). Hereinafter, the Partnership's investments in such mortgages are referred to as investments in mortgage-backed securities. The Operating Partnerships are geographically located as follows: (i) two in North Carolina; and, (ii) one each in Ohio, Florida, Michigan, Virginia and Illinois.

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

2.Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on
				the accrual basis of accounting in accordance with generally accepted
				accounting principles.  The financial statements should be read in
				conjunction with the financial statements and notes thereto included in the
				Partnership's Annual Report on Form 10-K for the year ended December 31,
				1999.  In the opinion of management, all normal and recurring adjustments
				necessary to present fairly the financial position at March 31, 2000 and
				results of operations for all periods presented have been made.

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

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

 C) Investment in Operating Partnerships
    The investment in Operating Partnerships consists of interests in limited partnerships which own properties underlying the mortgage-backed securities and are accounted for using the equity method.  The investments
				by the Partnership in the Operating Partnerships were recorded at the cost
				to acquire such interests.  Subsequently, losses were recorded by the
				Partnership as they were realized by the Operating Partnerships.  The
				Partnership suspended recognizing losses in the Operating Partnerships
				when its entire initial investment had been consumed by such losses.
				Subsequently, losses have been recognized only to the extent of additional
				contributions, net of distributions received, to the Operating Partnerships
			 by the Partnership.  Any distributions received by the Partnership from
				the Operating Partnerships are recorded as income.  The Operating
				Partnerships are not insured or guaranteed.  The value of these investments
			 is a function of the value of the real estate underlying the Operating
				Partnerships.  With regard to the Operating Partnerships, the Partnership
			 is not the general partner and it has no legal obligation to provide
				additional cash support, nor has it indicated any commitment to provide
				this support; accordingly, it has not reduced its investment in these
				Operating Partnerships below zero.

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

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

3.	Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at March 31, 2000:

Cash and temporary cash investments					                              		$   		8,385,103
GNMA Certificates						                                                        	640,606
                                                                      		---------------
                              					                                   		$    	9,025,709
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

At March 31, 2000, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $629,574, $11,032 and $640,606, respectively. At March 31, 2000, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $34,714,982, $19,090 and $34,734,072, respectively.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

Descriptions of the Partnership's mortgage-backed securities at March 31, 2000 are as follows:

                                          					               			    Number	 	 Interest				 					Maturity     						Carrying
  Type of Security and Name        					  Location              			of Units    	   Rate  		  								Date       						Amount
  ----------------------------------				  --------------------     --------    --------  		 -------------    	---------------
Held-to-Maturity
  GNMA Certificates:
     Misty Springs Apartments	            Daytona Beach, FL            128        8.75%	       06-15-2029    	$ 	 	4,211,720
     The Ponds at Georgetown	             Ann Arbor, MI                134        7.50%	       12-15-2029          2,395,363
     Waterman's Crossing	                 Newport News, VA             260       10.00%	       09-15-2028         10,799,363
     Water's Edge Apartments	             Lake Villa, IL               108        8.75%	       12-15-2028          4,991,596
  																																																																																																												---------------
																																																																																																																		22,398,042
		FHA Loans:
     Bluff Ridge Apartments	              Jacksonville, NC             108        8.72%	       11-15-2028	         3,455,738
     Highland Park Apartments	            Columbus, OH                 252        8.75%	       11-01-2028          8,861,202
  																																																																																																												---------------
																																																																																																																		12,316,940
																																																																																																														---------------
																																																																																																																		34,714,982
																																																																																																														---------------
Available-for-Sale
		GNMA Certificates:
     Pools of single-family mortgages 	                      	                    7.58%(1)   2008 to 2009     	     	338,337(2)
     Pools of single-family mortgages 	                      	                    7.58%(1)	  2007 to 2008           	302,269(2)
 																																																																																																													---------------
																																																																																								  											  														640,606
                                                                                              					 									 ---------------
  Balance at March 31, 2000                                                                              					$ 		35,355,588
                                                                                              							 								===============

  (1) Represents effective yield to the Partnership.
  (2) Reserve account asset - see Note 3.


Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1999						                                                          								$   35,445,867
  Addition
   Amortization of discount on mortgage-backed securities					                                     												308
  Deductions
   FHA Loan and GNMA principal payments received                                               	  									(85,094)
   Change in net unrealized holding gains (losses) on available-for-sale
				mortgage-backed securities																																																																														(5,493)
                                                         											                          						---------------
Balance at March 31, 2000           																																																																$			35,355,588
																																																																																											 								===============

6.	Investment in Operating Partnerships

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

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

Descriptions of the Operating Partnerships held at March 31, 2000, are as follows:


                                                                                                       Carrying
Name                         	Location                 Partnership Name			                               Amount
------------------------      ---------------------    -----------------------------------------    ------------
Misty Springs Apartments	     Daytona Beach, FL        Cypress Landings II, Ltd.                    $      -
Fox Hollow Apartments	     			High Point, NC			        Fox Hollow Limited Partnership                      -
The Ponds at Georgetown	      Ann Arbor, MI            Ponds at Georgetown Limited Partnership             -
Waterman's Crossing	          Newport News, VA         Oyster Cove Limited Partnership                     -
Water's Edge Apartments	      Lake Villa, IL           Water's Edge Limited Partnership                    -
Bluff Ridge Apartments	       Jacksonville, NC         Bluff Ridge Associates Limited Partnership          -
Highland Park Apartments	     Columbus, OH             Interstate Limited Partnership                      -
                                                                                                    ------------
Balance at March 31, 2000                                                               	    							$	   	 -
                                                                                                    ============

Reconciliation of the carrying amount of the Operating Partnerships is as follows:

                                                                      		For the Three
                                                                									Months Ended
                                                                        Mar. 31, 2000
                                                                       ---------------
Balance at beginning of year                  								                 $         -
	Addition
		Equity in earnings of Operating Partnerships                          						15,488
 Deduction
		Distributions received from Operating Partnerships																									(15,488)
				                                                                   ---------------
Balance at end of period                 					                         $         -
                                                                       ===============

7.	Transactions with Related Parties

The General Partners, certain of their affiliates and the Operating
Partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The General Partners are entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. For the three months ended March 31, 2000, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during these periods.

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses and costs reimbursed to the General Partner for the three months ended March
31, 2000, was $405,673. These reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.







CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

An affiliate of the General Partners has been retained to provide property management services for Waterman's Crossing, Misty Springs Apartments, Fox
Hollow Apartments and The Ponds at Georgetown. The fees for services provided were $49,738 for the three months ended March 31, 2000, and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

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

On July 12, 1999, Sandra G. Panzer, one of the named plaintiffs in the action described above, filed an additional complaint against the Partnership, its General Partners and America First in the Delaware Court of Chancery (the
Books and Records Action).  The complaint seeks to compel the General
Partners to supply the plaintiff with a list of all BAC holders of the Partnership and copies of the limited partnership agreements of the Operating
Partnerships.

To resolve these lawsuits, the Partnership and affiliates, on April 24, 2000, entered into a settlement agreement (the Settlement) with the plaintiffs. The
Settlement remains subject to approval by the Court. In connection with the Settlement, which, if approved, will also result in the dismissal of the Book and Records Action, the Partnership expects to submit a revised transaction to BAC holders for approval. The complete terms of the Settlement, along with the updated consent solicitation material describing the revised merger transaction, will be filed with the Securities and Exchange Commission (the
SEC). As soon as it receives SEC clearance, the Partnership will deliver to BAC holders materials that fully describe the Settlement and revised transaction.















Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired:  (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage
Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in five states; (ii) three first mortgage loans insured as to principal and interest by the Federal Housing Administration
(FHA) on multifamily housing properties located in two states; and (iii)
Partnership Equity Investments in eight limited partnerships which own the
multifamily properties financed by the GNMA Certificates and FHA Loans.   The
Partnership has been repaid by GNMA on one of its GNMA Certificates and by FHA on one of its first mortgage loans.  In addition, the Partnership no longer holds a Partnership Equity Investment in the Operating Partnership which owned the property collateralizing the repaid GNMA Certificate.  Collectively, the remaining GNMA Certificates, FHA Loans and Partnership Equity Investments are
referred to as the "Permanent Investments".  The Partnership has also invested amounts held in its reserve account in certain GNMA securities backed by pools of single-family mortgages (Reserve Investments).  The obligations of GNMA and
FHA are backed by the full faith and credit of the United States government.

Distributions

Cash distributions paid or accrued per BAC were as follows:

                                                                                            	 For the Three  	   For the Three
                                                                                             	 Months Ended		     Months Ended
                                                                                           		 Mar. 31, 2000		    Mar. 31, 1999
                                                                                            ---------------     ---------------
Regular quarterly distributions
	Income				                                                                                 $        .2281	     $        .2111
	Return of capital				                                                                            	  .0244		             .0414
                                                                                            ---------------     ---------------
				                                                                                                 .2525						         .2525
                                                                                            ===============     ===============
Distributions
	Paid out of cash flow							                                                               $        .2525					 $        .2525
                                                                                            ===============    ===============

Regular quarterly distributions to BAC Holders consist primarily of interest received on FHA Loans and GNMA Certificates. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BAC Holders. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the three months ended March 31, 2000, $13,667 was withdrawn from reserves to supplement distributions to BAC Holders. The total amount held in reserves at March 31, 2000 was $9,025,709 of which $640,606 was invested in GNMA Certificates.

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

The overall status of the Partnership's investments has remained relatively constant since December 31, 1999.

The following table shows the occupancy levels of the properties financed by the Partnership at March 31, 2000:

                                                                                                     Number     	   Percentage
                                                                                  Number         	of  Units         	of  Units
Property Name                     	         Location               	           of  Units          	Occupied         	 Occupied
-------------------------------             --------------------             ------------       ------------       ------------
Bluff Ridge Apartments                      Jacksonville, NC        	                108                	105           				97%
Fox Hollow Apartments 	                     High Point, NC	                          184	                184           			100%
Highland Park Apartments            	       Columbus, OH              	              252           	    	233         						92%
Misty Springs Apartments         	          Daytona Beach, FL                        128           	    	128             	100%
The Ponds at Georgetown                     Ann Arbor, MI              	             134            	   	134             	100%
Waterman's Crossing                         Newport News, VA        	                260            	   	257         	     99%
Water's Edge Apartments                     Lake Villa, IL                           108            	   	100				           93%
                                                                            -------------       ------------       ------------
	                                                                                  1,174	            		1,141               97%
                                                                            =============       ============       ============

Results of Operations

The table below compares the results of operations for each period shown.

                                                                        	For the Three     	 For the Three            Increase
                                                                         	Months Ended       	Months Ended           (Decrease)
                                                                       	 Mar. 31, 2000    		 Mar. 31, 1999           From 1999
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income 														                        $						798,656      $   		 807,466      $     		(8,810)
Interest income on temporary cash investments                                  114,330	            104,026             	10,304
Equity in earnings (losses) of Operating Partnerships                           15,488      							(50,000)        		 		65,488
Other income                                                                   	  -               			2,000             	(2,000)
                                                                        ---------------     ---------------     ---------------
                                                                            			928,474        	 			863,492       	 		   64,982
Operating and administrative expenses                                          151,150             144,121          				 7,029
                                                                        ---------------     ---------------     ---------------
Net income                                                              $   		 777,324	     $   		 719,371      $ 	  	  57,953
                                                                        ===============     ===============     ===============

Mortgage-backed securities income decreased for the three months ended March 31, 2000, compared to the same period in 1999 due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Interest income on temporary cash investments increased for the three months ended March 31, 2000, compared to the same period in 1999 due to an increase in the average interest rate earned on reserve investments.

The Partnership suspended recognizing losses in the Operating Partnerships when its entire initial investment had been consumed by such losses. Subsequently, losses have been recognized only to the extent of additional contributions, net of distributions received, to the Operating Partnerships by the Partnership. Any distributions received by the Partnership from the Operating Partnerships are recorded as income.

During the three months ended March 31, 2000, the Partnership received a distribution of $15,488 from one of the Operating Partnerships whereas no such distribution was received during the comparable period in 1999. In addition, the Partnership did not make additional contributions to any Operating Partnerships during the three months ending March 31, 2000, while additional contributions totaling $50,000 were made to certain Operating Partnerships' during the same period in 1999. The Partnership recorded equity in earnings (losses) of Operating Partnerships for the respective periods to the extent of the additional investments in Operating Partnerships, net of distributions received. Accordingly, equity in earnings (losses) of Operating Partnerships increased $65,488 for the three months ended March 31, 2000 compared to the same period in 1999.

Operating and administrative expenses increased for the three months ended March 31, 2000, compared to the same period in 1999 primarily due to an increase in legal fees.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

									There have been no material changes in the Partnership's
									market risk since December 31, 1999.

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings.

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

															On July 12, 1999, Sandra G. Panzer, one of the named plaintiffs
														 in the action described above, filed an additional complaint
															against the Partnership, its General Partners and America First
														 in the Delaware Court of Chancery (the Books and Records
															Action).  The complaint seeks to compel the General Partners to
														 supply the plaintiff with a list of all BAC holders of the
															Partnership and copies of the limited partnership agreements of
														 the Operating Partnerships.

															To resolve these lawsuits, the Partnership and affiliates, on
															April 24, 2000, entered into a settlement agreement (the
															Settlement) with the plaintiffs.  The Settlement remains subject
														 to approval by the Court.  In connection with the Settlement,
															which, if approved, will also result in the dismissal of the
															Book	and Records Action, the Partnership expects to submit a
															revised transaction to BAC holders for approval.  The complete
														 terms of the Settlement, along with the updated consent
															solicitation material describing the revised merger transaction,
														 will be filed with the Securities and Exchange Commission (the
															SEC).  As soon as it receives SEC clearance, the Partnership
															will deliver to BAC holders materials that fully describe the
															Settlement and revised transaction.

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

														10(a) Stipulation of Settlement

																				IN THE CASE OF

																				ALVIN M. PANZER and
																				SANDRA G. PANZER

																				Plaintiffs,

																				v.

																				INSURED MORTGAGE EQUITIES, INC.,
																				INSURED MORTGAGE EQUITIES II
																				LP., AMERICA FIRST CAPITAL
																				SOURCE I, LLC., AMERICA FIRST
																				CAPITAL SOURCE II, LLC, AMERICA
																				FIRST	COMPANIES, LLC, AMERICA
																				FIRST REAL ESTATE INVESTMENT
																				PARTNERS, 	L.P., LEHMAN
																				BROTHERS, INC., CAPITAL SOURCE
																				L.P., PAUL L. ABBOTT, and CAPITAL
																				SOURCE II, L.P.,

																				Defendants.

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
			                                   Michael Thesing,
			                                   Vice President and
                                      Principal Financial Officer

Dated:  May 11, 2000

																																	Exhibit 10(a)
																											Stipulation of Settlement

IN THE COURT OF CHANCERY OF THE STATE OF DELAWARE

IN AND FOR NEW CASTLE COUNTY

ALVIN M. PANZER and
SANDRA G. PANZER

Plaintiffs,		   																											C.A. No. 16929 NC

v.
																																												STIPULATION OF
INSURED MORTGAGE EQUITIES, INC., 													SETTLEMENT
INSURED MORTGAGE EQUITIES II
LP., AMERICA FIRST CAPITAL
SOURCE I, LLC., AMERICA FIRST
CAPITAL SOURCE II, LLC, AMERICA
FIRST	COMPANIES, LLC, AMERICA
FIRST REAL ESTATE INVESTMENT
PARTNERS, 	L.P., LEHMAN
BROTHERS, INC., CAPITAL SOURCE
L.P., PAUL L. ABBOTT, and CAPITAL
SOURCE II, L.P.,

Defendants.

WHEREAS:

A.	Plaintiffs Alvin. M. Panzer and Sandra G. Panzer have brought this action
(the "Action") in the Delaware Court of Chancery (the "Court") on behalf of themselves and the class of public holders of units of limited partnership interests in Capital Source L.P. ("Capital Source I") and Capital Source II L.P.-A ("Capital Source II") (collectively the "Partnerships"), against defendants Insured Mortgage Equities, Inc., Insured Mortgage Equities II L.P., America First Capital Source I, L.L.C., America First Capital Source II
L.L.C., America First Companies LLC, America First Real Estate Investment Partners, L.P., Lehman Brothers, Inc., Capital Source I, Paul Abbott, Capital Source II, (collectively the "Defendants"). The general partners of Capital Source I are Insured Mortgage Equities, Inc. and America First Capital Source
I L.L.C.  The general partners of Capital Source II are Insured Mortgage
Equities II L.P. and America First Capital Source II L.L.C. The foregoing are herein referred to collectively as the General Partners.

B.	On or about May 7, 1998, the America First Defendants (defined below) filed a preliminary Prospectus/Consent Solicitation Statement with the Securities and Exchange Commission ("SEC") in connection with a proposed solicitation of consents from the unitholders of the Partnerships, among other things, to convert the Partnerships into a newly-formed corporation, America First Real
Estate Investment Company, Inc.  On or about July 21, 1998, the America First
Defendants filed Amendment No. 1 to the Prospectus/Consent Solicitation
Statement, subject to  completion.  On or about November 3, 1998, the America
First Defendants filed Amendment No. 2 to the Prospectus/Consent Solicitation
Statement, subject to completion.

C.	Plaintiffs filed the Action on February 3, 1999, seeking a decree of dissolution under 6 Del. C. section 17-802, the appointment of a receiver to wind-up the Partnerships' affairs and an accounting from the defendants. The Action also asserted claims for breaches of fiduciary duties against the General Partners, Lehman Brothers, America First Real Estate Investment Company, Inc., America First Companies, LLC, and Paul L. Abbott (the "America First Defendants"). The Action also asserted claims for breaches of the agreements of limited partnership for the Partnerships (the "Partnership Agreements") by the General Partners, and alleged that Lehman Brothers and the America First Defendants caused and substantially assisted violations of the Partnership Agreements. The Complaint as originally filed alleged that the Partnerships were not meeting their objectives and should be dissolved and liquidated, and that the General Partners were instead seeking improperly to perpetuate the lives of the Partnerships by converting them into a new corporation. The Complaint alleged that the General Partners had the ability to direct the sale or liquidation of the apartment projects constituting the assets of the subsidiary limited partnerships which hold the operating assets of the Partnerships (the "Operating Partnerships") ten years after completion of those projects, and that the ten year period had expired or was about to expire for all of the Operating Partnerships. The Action as originally filed also alleged that in May 1997, Lehman Brothers, as then-controlling parent of the IME General Partners, improperly transferred ownership and control of the IME General Partners to America First Companies, LLC. The Action alleged that the transfer of ownership and control by Lehman Brothers was improperly effected without an effective vote, consent or ratification by the unitholders of the Partnerships as required under Delaware law and the Partnership Agreements. The Complaint alleged that the transfer of control by Lehman Brothers to the America First Defendants violated the Partnership Agreements and the fiduciary duties of the General Partners, Lehman Brothers and Abbott, then-managing director of Lehman Brothers and the General Partners.

D.	During May 1999, the parties engaged in discussions regarding possible settlement of the Action. While these discussions were pending, the parties agreed to extend the Defendants' period of time to respond to the Complaint. The discussions did not lead to any agreement to settle the litigation.

E.	On June 16, 1999, plaintiffs Sandra G. Panzer and Alvin M. Panzer sent to the General Partners a written request for access to certain Partnership records. Plaintiffs requested (1) a current list of the full names and last known home or business addresses of each partner and unitholder of the Partnerships, set forth in alphabetical order ("Holder List"), and (2) copies of all Partnership agreements of the Operating Partnerships ("Operating Partnership Agreements"). In a letter dated June 23, 1999, plaintiffs' request for access to the Holder List and Operating Partnerships Agreements was denied by the Partnerships, stating that the plaintiffs lacked a proper purpose and that the items were not required to be provided under the Partnership Agreements or relevant law.

F.	On July 12, 1999, plaintiffs Sandra G. Panzer and Alvin M. Panzer filed separate actions, Civil Action Nos. 17292 and 17293 (the "Books and Records Actions"), in the Court, seeking access to the Holder List and Operating Partnership Agreements pursuant to 6 Del. C. section 17-305 and the
Partnership Agreements. The Books and Records Actions alleged that the plaintiffs requested the Holder List and Operating Partnership Agreements to analyze the issue of the Partnerships' control over the assets of the Operating Partnerships in order value their investments and communicate with other holders regarding the Action and the conduct of the General Partners and their affiliates with respect to the Partnerships' assets.

G.	On July 21, 1999, the General Partners announced a consent solicitation to secure unitholders' approval of the conversion of the Partnerships into a new limited partnership, America First Real Estate Investment Partners, L.P. (the "Company").

H.	On November 24, 1999, the America First Defendants mailed to unitholders of record as of October 28, 1999 a Prospectus/Consent Solicitation Statement and
supplements thereto, and other materials (collectively the "Consent
Solicitation") which sought approval for, among other things, a merger of the
Partnerships with and into the Company (the "Merger").  In connection with the
Merger, the Company stated it would issue new securities to the unitholders of the Partnerships in exchange for the assets of the Partnerships pro rata according to an exchange value based upon the assets of the respective
Partnerships (the "Exchange Values"), and the Partnerships would cease to exist.  Unitholders could also elect to receive certain junior notes in exchange for their units up to a maximum total amount of $20 million in notes.  The Merger requires the approval of a majority of the unitholders of each Partnership.

I.	On December 8, 1999, plaintiffs filed an Amended Class Action Complaint.
The Amended Class Action Complaint added allegations directed to the proposed conversion of the Partnerships into a newly-formed limited partnership, including that the America First Defendants had wrongfully expended over $2.5 million of Partnership funds in connection with the abandoned transaction.
The Amended Class Action Complaint also repeated the claims in the original Complaint and substituted America First Real Estate Investment Partners L.P.
for America First Real Estate Investment Company, Inc. as a party defendant.
On January 7, 2000, the defendants moved to dismiss the Action on the grounds that the Complaint failed to state a claim upon which relief can be granted and that certain claims are barred by the Statute of Limitations.

J.	On or about November 16, 1999, the parties to the Books and Records Actions reached an agreement pursuant to which plaintiffs would be provided with the
Holder List.  The parties did not, however, reach an agreement regarding the plaintiffs' access to the Operating Partnership Agreements.

K.	On December 13, 1999, plaintiffs mailed a letter to the unitholders informing them, among other things, of the pendency of the Action and of plaintiffs' intent to vote "no" in the ongoing consent solicitation and to pursue the Action seeking a dissolution and winding up of the Partnerships if the Merger was not approved by the unitholders. The plaintiffs also urged the unitholders to vote "no" or revoke any previously submitted consents in favor of the Merger. The December 13, 1999 letter also stated that plaintiffs would seek to force the General Partners to honor revocations, notwithstanding the instruction in the Consent Solicitation that unitholders may not withdraw or revoke consents after the consent card is delivered to the proxy solicitor, Kissel-Blake. On January 14, 2000, plaintiffs mailed a second letter to the unitholders urging those who had not yet voted to vote "no", and those who had voted "yes" to revoke their consents.

L.	On February 4, 2000, the plaintiffs filed a motion for leave to amend the complaint and a motion for certain declaratory and injunctive relief relating to the right to revoke consents and the disclosures related thereto (the
"Motion For Relief"). The Second Amended Class Action Complaint, which was the subject of the motion to amend, repeated the claims and allegations of the Amended Class Action Complaint and added a claim for corrective disclosure and injunctive relief directed to the right to revoke consents. The Second
Amended Class Action Complaint alleged that the instructions in the Consent Solicitation that unitholders may not withdraw or revoke consents were materially misleading, and that the General Partners' refusal to honor revocations of consents was improper. On March 7, 2000, the defendants again moved to dismiss the Action, this time on the grounds that the Complaint failed to state a claim upon which relief can be granted, that certain claims are barred by the Statute of Limitations and that certain other claims are moot.

M.	On February 10, 2000, the Court held a conference on plaintiffs' request to be heard on the Motion For Relief prior to February 18, 2000, the then-current expiration date of the Consent Solicitation.  The Court granted plaintiffs'
request to be heard and scheduled a hearing for February 16, 2000.  In part due to these motions, the General Partners agreed to allow unitholders to revoke consents.  Plaintiffs thus withdrew their request to be heard on the
Motion For Relief prior to February 18, 2000.  On February 18, 2000, the
Partnerships issued a press release announcing that the consent solicitation would be extended and that unitholders had the right to revoke consents.  In
February and March of 2000, counsel for the parties engaged in extensive settlement negotiations.  These negotiations culminated in this agreement to settle this action, subject to Court approval, satisfactory completion by
Plaintiff's counsel of confirmatory discovery and subject to the approval of the Merger by a majority of the unitholders of record as of October 28, 1999
of each Partnership.  	N.	The Defendants, while continuing to deny all
allegations of wrongdoing or liability or damage to the purported class whatsoever, and contending that they acted properly and lawfully at all times, desire to settle and terminate the purported class's claims so as to put to rest any and all claims that were or could have been asserted in this action or arising out of matters set forth in the pleading, and to avoid the expense and burdens of continued litigation without in any way acknowledging any fault or liability.

NOW, THEREFORE, IT IS STIPULATED AND AGREED by and among Plaintiffs and Defendants, as follows:

1.	Certification of a Settlement Class

 a.	Solely for the purposes of this settlement, the parties stipulate and agree (i) to certification of the Action as a class action on behalf of the unitholders of the Partnerships who were holders of record as of October 28, 1999 (the "Class") pursuant to Rule 23(b)(2) of the Delaware Court of Chancery Rules; (ii) that named plaintiffs Alvin M. Panzer and Sandra G. Panzer shall act as representatives of the Class ("Representative Plaintiffs"); (iii) that Plaintiffs' counsel, Chimicles & Tikellis LLP and Goodkind Labaton Rudoff & Sucharow LLP shall act as Plaintiffs' Co-Lead Counsel, and that Plaintiffs' other counsel shall be Milberg Weiss Bershad Hynes & Lerach, LLP; Wolf Haldenstein Adler Freeman & Herz LLP; Girard & Green; Hanzman, Criden, Korge, Hertzberg & Chaykin, P.A., (collectively, "Class Counsel"); and (iv) to a finding that the Class is so numerous that joinder of all members thereof is impracticable, that there are questions of law or fact common to the Class, that the claims are typical of the claims of the Class, that the representative plaintiffs will fairly and adequately represent the interests of the Class, that the representative plaintiffs and Class Counsel will fairly and adequately represent the interests of the Class; and that the defendants have acted or refused to act on grounds generally applicable to the Class, thereby making appropriate final injunctive relief with respect to the Class as a whole.

	b.	The Class shall be composed of all holders of units (otherwise known as
Beneficial Assignment Certificates) in either of the Partnerships as of
October 28, 1999, the record date for voting on the proposed Merger.

	c.	In the event this Settlement Agreement is terminated, the certification of the Class and appointment of the representative plaintiffs and Class Counsel shall automatically be vacated, and the Action shall proceed as though the
Class had never been certified and the representative plaintiffs and Class
Counsel had never been appointed.  This subparagraph shall survive the termination of this Settlement Agreement.

2.	Distributions to the Class

 In full settlement and compromise of all claims against Defendants by Plaintiffs and all members of the Class, and subject to the terms and conditions of this Settlement Agreement, including Court approval of the Settlement, satisfactory completion by Plaintiffs' counsel of confirmatory discovery, and approval of the Merger by a majority of the unitholders of both Partnerships on the revised terms provided for herein, Defendants, upon the execution of this Stipulation of Settlement, will amend the existing Merger proposal and distribute an amended Consent Solicitation or supplement to the Consent Solicitation to the unitholders in connection therewith, to provide, if and only if the unitholders approve the Merger as amended and the other conditions of the Settlement are met:

	a.	First Post-Closing Distribution.  The Company will, subject to the review and approval of the National Association of Securities Dealers ("NASD"), make a $6 million distribution to (i) the unitholders of the Company and (ii)
current unitholders of the Partnerships who subsequent to the Merger elect to receive variable rate junior notes from the Company (the "Notes") instead of units issued by the Company ("Noteholders").  These payments to Noteholders will be made in partial payment of the Company's debt to them, pro rata based upon the Exchange Values attributable to the Partnerships for purposes of the
Merger.  These distributions shall be made as soon as practicable after the
Merger is effective, but in any event no later than the end of the first full fiscal quarter subsequent to the effective date of the Merger.  This distribution will be in addition to the regular quarterly distributions to unitholders that the Company intends to make beginning with the first full fiscal quarter of operations following the completion of the Merger.

	b.	Second Post-Closing Distribution. As of the end of the first full fiscal quarter of operations following the Merger, the Company will, subject to the review and approval of the NASD, make a $5 million distribution to (i) the unitholders, and to (ii) the Noteholders, pro rata based upon the Exchange
Values of the Company.  This second post-closing distribution will be inclusive of the regular quarterly distribution, but in no event shall the total amount of this distribution be less than $5 million.

 c.	Unit Repurchase.  Subject to the review and approval of the NASD, the
Company will publicly announce and commence a unit repurchase program under which the Company shall purchase from unitholders up to $3.5 million in units of the Company within the first full twelve months after the Merger is effective. These repurchases will be made in compliance with all applicable laws and regulations. If for any reason the Company does not purchase $3.5 million in units in the repurchase program during the first full twelve months after the Merger is effective, at the end of the first twelve months, the Company will make a further post-closing special distribution to the unitholders. The amount of this distribution will be $3.5 million, less the cost of the units purchased by the Company in the repurchase program during the first twelve months after the Merger. This distribution will be in addition to the regular quarterly distributions to unitholders that the Company intends to make beginning with the first full fiscal quarter of operations following the completion of the Merger.

	d.	Reservations of Rights.  (i) The general partner of the Company, in its sole discretion, subject to the terms of the Company's partnership agreement and the fiduciary duties of the general partner of the Company, may change the
Company's distribution policy at any time, and any such change shall not affect in any way this Stipulation of Settlement, so long as the Company makes the distributions and/or unit repurchases required by  2(a), 2(b) and 2(c).
(ii) In connection with this transaction, the Company may, at its option, pay cash instead of issuing Notes.  If the Company elects to pay cash to investors otherwise entitled to receive Notes, it will pay these investors an amount equal to the principal amount of notes these investors would have received plus interest accrued to the date of payment.

3.	Release and Discharge of Claims

 a.	The Release.   The Order and Final Judgment will provide, among other
things, that the Actions and any and all claims, rights, causes of action and suits that have been or could have been asserted, either directly, individually, representatively, derivatively or in any other capacity, by the plaintiffs and any other members of the Class against the Defendants, or any of their respective present or former directors, officers, agents, employees, attorneys, financial advisers, commercial bank lenders, investment bankers, representatives, associates, parents, subsidiaries, general or limited partners, shareholders, limited partners, administrators, successors and assigns (the "Released Parties"), whether under state or federal law, and whether directly, representatively, or in any other capacity in connection with, or that arise out of the subject matter of the Action (the "Released Claims"), shall be fully, finally and forever compromised, settled, released, discharged and dismissed with prejudice.

	b.	Covenant Not To Sue.  The Class members and their attorneys, agents, representatives, survivors, heirs, successors, assigns, executors and administrators further covenant that they will refrain from commencing any action, suit, or administrative proceeding, or prosecuting any pending action, suit, arbitration or administrative proceeding, in law or in equity, against the Released Parties, concerning the Released Claims.  In the event that such
Class members or their attorneys, agents, representatives, survivors, heirs, successors, assigns, executors, and administrators commence or continue any such action, the Released Parties shall be entitled to seek an order from the
Court enjoining the continuation of such action, suit or proceeding.

	c.	Other Litigation.  Simultaneous with the final approval of the Settlement, the Class representatives, Alvin M. Panzer and Sandra G. Panzer, will also agree to dismiss with prejudice the Books and Records Actions.

 d.	Effect of Releases.  This Settlement Agreement may be pleaded as a full and complete defense to any action, suit, or other proceeding that may be instituted, prosecuted, or attempted with respect to any of the Released Claims. The Settling Class Members and Defendants agree that any such proceeding would cause irreparable injury to the party against whom it is brought and that the Court or any court of competent jurisdiction may enter an injunction restraining prosecution hereof. The Class Members and Defendants further agree that this Settlement Agreement maybe pleaded as necessary for the purpose of enforcing this Settlement Agreement.

4.	Court Approval and Notice to the Class

	a.	Class Notice.  The Company shall bear the cost of providing notice of the settlement to the Class.  The parties shall submit a form of scheduling order to the Court for approval as soon as practicable upon expiration of the
Consent Solicitation as revised hereunder.  The proposed Scheduling Order which the parties shall seek from the Court shall: temporarily certify the
Class for settlement purposes under Delaware Court of Chancery Rule 23(b)(2)
pending a final hearing on the Settlement and plaintiffs' application for attorneys' fees and costs; certify the plaintiffs as Class representatives and
Class Counsel as counsel for the Class; approve the form and manner of Notice to the Class and direct dissemination of the Notice to unitholders; schedule a hearing on the Settlement and plaintiffs' application for attorneys' fees and costs to be held thirty days following the dissemination of the Notice or at such other time as the Court orders; provide the time by which objections to the Settlement or plaintiffs' application for attorneys' fees and costs must be filed; and stay further proceedings in the Action other than proceedings in connection with the Settlement pending final determination regarding the
Settlement by the Court.

	b.	Final Approval.  If this Stipulation of Settlement (including any modification thereto made with the consent of the parties as provided for herein) shall be approved by the Court, the parties shall jointly request the Court to enter Final Judgment:

	 i.	certifying the Class and approving the settlement set forth in this
Stipulation of Settlement as fair, reasonable and adequate;

	ii.	dismissing the complaint in the Action on the merits as to all Defendants with prejudice to plaintiffs and all members of the Class, and releasing the
Released Parties from the Released Claims.

iii.	permanently barring and enjoining the institution or prosecution by any of the plaintiffs or any other member of the Class, whether directly, representatively, derivatively, or in any other capacity, or any action asserting any Released Claims;

	iv.	decreeing that this Stipulation of Settlement and the settlement contemplated by this Stipulation of Settlement (the "Settlement") provided for herein are not an admission for any purpose by any of the parties in this action of any wrongdoing, liability or damage whatsoever on the part of the Defendants;

		v.	reserving jurisdiction by the Court over the consummation, implementation and administration of the Settlement; and containing such other and further provisions consistent with the terms of this Stipulation of Settlement to which the parties may consent; and

	vi.	awarding attorneys' fees and costs as determined by the Court.

5.	Conditions of Settlement

 a.	Sequence of Events.   Immediately upon execution of this Stipulation of
Settlement, the parties shall file the Stipulation with the Court and commence confirmatory discovery so that such discovery can be completed prior to the expiration of the Consent Solicitation on the revised Merger and dissemination of the Notice of Settlement and plaintiffs' application for attorneys' fees and costs to the Class. As soon practical after the execution of this Stipulation of Settlement, the Partnerships will present to the SEC and the NASD an amended Prospectus/Consent Solicitation. The amended Prospectus/Consent Solicitation shall include, among other things, a description, agreeable to the parties, of the proposed Settlement, the claims proposed to be released thereunder and the proposed application and sources of payment of plaintiffs' attorneys' fees and costs. After approval by the SEC and NASD, the amended or supplemented Prospectus/Consent Solicitation will be distributed to unitholders. If the necessary majority of unitholders of each Partnership approves the revised Merger, and if confirmatory discovery is satisfactorily completed, the parties shall as soon as practicable submit a proposal Scheduling Order to the Court, as discussed above.

	b.	Conditions of Settlement.  In order for this Settlement to be valid and binding, these conditions must be satisfied:

		i.	Completion by the plaintiffs of confirmatory discovery.

	ii.	Approval of the Revised Merger by a majority of the holders of each
Partnership.

iii.	Approval of the Settlement by the Court.

 c.	Result of Failure to Satisfy Conditions.  If these conditions are not satisfied, or if the Settlement set forth in this Stipulation of Settlement fails to become effective in accordance with its terms, or if the Final Judgment is reversed, vacated or modified, the Settlement provided herein and any actions to be taken in connection therewith (including the Notice of Settlement, Hearing Order and Final Judgment to be entered) and all negotiations, transactions and proceedings connected with it (i) shall be without prejudice to the rights of any party, (ii) shall not be deemed or construed as evidence or an admission by any party of any fact, matter or thing, (iii) shall not be admissible in evidence or used for any purpose in any other action or proceeding, and (iv) shall be void, invalid and without effect.

6.	No Admission

Acceptance of the terms of this Stipulation of Settlement and the negotiations, papers and proceedings relating to this Stipulation of Settlement and its terms are not and shall not be construed as evidence or an admission by the Defendants of the validity of any of the claims made by the Class or liability of the Defendants therefor or of any wrongdoing whatsoever whether or not the Settlement is consummated. Neither this Stipulation of Settlement nor any of its terms, or the negotiations or papers relating thereto shall be offered or received in evidence in this or any other action or proceeding or utilized in any manner whatsoever as an admission or concession of liability or wrongdoing or lack thereof of any nature on the part of the Defendants.

7.	Implementation and Scheduling

	a.	Counterparts.  This Stipulation of Settlement may be executed in one or more counterparts.  All executed counterparts and each of them shall be deemed to be one and the same instrument, provided, that no party shall be bound until all parties have executed this Stipulation of Settlement.  The undersigned counsel for the parties shall exchange among themselves original signed counterparts and a complete set of original executed counterparts of this Stipulation of Settlement shall be filed with the Court.

 b.	Attorneys' Fees.   Plaintiffs' counsel intend to apply to the Court for,
and defendants will not object to, approval of $1.6 million in attorneys' fees and expenses ("Fee Award"). The first $600,000 of such Fee Award will be paid by the following defendants: Insured Mortgage Equities Inc., Insured Mortgage Equities II, L.P., America First Capital Source I, LLC, America First Capital Source II, LLC, Capital Source I, and Capital Source II (and shall not include Partnership funds). The $600,000 shall be placed immediately upon the execution of this stipulation into an interest bearing escrow account and shall be paid to Plaintiffs' Co-Lead Counsel, together with accrued interest, within five days after the expiration of any time to appeal or, if an appeal is taken from the Court's entry of an order awarding fees, after the judgment confirming the settlement has become final. The balance of such Fee Award shall be paid equally from the following sources: five hundred thousand dollars ($500,000) from the Company; and five hundred thousand dollars ($500,000) from the distributions of capital made to unitholders and noteholders (paid proportionately based upon the amount of distributions to unitholders and noteholders at the time of the distributions described in paragraph 2 (a) and 2(b) herein).

	c.	Record Date.	The record date for investors entitled to grant their
consents for this transaction will remain October 28, 1999, in order to permit investors to change or revoke their consent.  The Consent Solicitation shall be extended for an additional 60 days following the declaration of effectiveness (the "Declaration") by the Securities and Exchange Commission
with respect to the post-effective amendment to the Registration Statement relating to the Merger.  Class members will be permitted to revoke their previously submitted written consents and/or revocations of consents.

 d.	Letter from Class Representatives.  Plaintiffs shall send a letter to all of the Unitholders of Capital Source I and Capital Source II informing them, in text agreed to by the parties, of the amendments to the Merger resulting from this Settlement Agreement and urging those unitholders to support the settlement and vote in favor of the Merger, as amended. The letter shall be mailed together with the amended Prospectus/Consent Solicitation to the unitholders.

	e.	Governing Law.  The rights and obligations of the parties to this
Stipulation of Settlement shall be construed and enforced with, and governed by the laws of the State of Delaware, without regard to that state's choice of law principles.

	f.	Entire Agreement.  This Stipulation of Settlement constitutes the entire agreement among the parties hereto and no representations, warranties or inducements have been made to anyone concerning the Stipulation other than the representations, warranties and covenants contained and memorialized in such documents.  Except as otherwise provided herein, each party shall bear its own costs.

	g.	Non-severability.  If any provision of the Stipulation of Settlement is held to be illegal or invalid by a court of competent jurisdiction, the remaining provisions of the Stipulation of Settlement are void, invalid and ineffective.

	h.	Amendment.  This Stipulation of Settlement may be amended or any of its provisions waived only by a writing executed by or on behalf of all signatories hereto.

IN WITNESS WHEREOF, this Stipulation and Settlement Agreement has been executed this 24th day of April, 2000 by the undersigned counsel of record for the Plaintiffs and Defendants.

CHIMICLES & TIKELLIS LP
________________________________
Pamela S. Tikellis
Robert J. Kriner, Jr.
One Rodney Square
Wilmington, Delaware 19801
(302) 656-2500
Attorneys for Plaintiffs

SMITH, KATZENSTEIN & FURLOW LLP
__________________________________
David A. Jenkins
800 Delaware Avenue
Post Office Box 410
Wilmington, Delaware 19899
(302) 652-8400
Attorneys for Defendants