Form 10-Q
period 2000-06-30
CAPITAL SOURCE L P
filed 2000-08-11
CIK 775629

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended June 30, 2000 or

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
BALANCE SHEETS

                                                                                            	June 30, 2000       Dec. 31, 1999
																																																																																														(unaudited)
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                 $ 		8,315,018							$					8,658,997
 Investment in FHA Loans (Note 2)       		                                                    	12,292,911												12,340,447
 Investment in GNMA Certificates (Note 2) 								                                            	22,964,286												23,105,420
 Investment in Operating Partnerships (Note 3)                                                 	   	 	-																		  -
 Interest receivable                                                                           	 	306,969															304,743
 Other assets                                                                                  	  612,886															457,866
                                                                                            ---------------     ---------------
                                                                                           	 $ 44,492,070								$			44,867,473
                                                                                            ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable (Note 4)	                                                               	 $  		282,834	    		 $      420,860
		Distribution payable 		                         								                                     			860,597		             860,597
                                                                                            ---------------     ---------------
                                                                                           	 			1,143,431													1,281,457
                                                                                            ---------------     ---------------
 Partners' Capital (Deficit)
	 General Partner	                                                                            			(182,173)													(179,799)
  	Beneficial Assignment Certificate Holders
			($12.90 per BAC in 2000 and $12.97 in 1999)	                                       		  	  		43,530,812											 43,765,815
                                                                                            ---------------     ---------------
                                                                                          					43,348,639												43,586,016
                                                                                            ---------------     ---------------
                                                                                      				  $ 	44,492,070	  					$			44,867,473
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.


CAPITAL SOURCE L.P.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                           For the		           For the         For the Six         For the Six
                                                     Quarter Ended		     Quarter Ended        Months Ended        Months Ended
                                                     June 30, 2000		     June 30, 1999       June 30, 2000       June 30, 1999
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Mortgage-backed securities income  													   $						796,675						$							805,006					$    	1,595,331  	  $				1,612,472
 Interest income on temporary cash investments      							123,680														102,894					       	238,010            206,920
 Equity in earnings (losses) of Operating Partnerships 					49,500																	-			  				   	    64,988												(50,000)
 Other income                                       										-																				-												     		-			            	 2,000
                                                    ---------------     ---------------     ---------------     ---------------
                                                    							969,855														907,900					    		1,898,329 	  		   	1,771,392
Expenses
 Operating and administrative expenses (Note 4)    								258,710														179,413				        	409,860         		 323,534
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          							711,145														728,487						     1,488,469     	    1,447,858
Other comprehensive income:
	Unrealized holding gains (losses) on securities
		arising during the period																																    841														(12,636)													(4,652)												(9,641)
                                                    ---------------     ---------------     ---------------     ---------------
Net comprehensive income																												$						711,986						$							715,851					$     1,483,817					$    1,438,217
                                                    ===============					===============					===============     ===============

Net income allocated to:
 General Partner                                   	$								7,112																7,285					$    	   14,885     $	      14,479
 Limited Partner                                   								704,033														721,202				      	1,473,584	         1,433,379
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $						711,145														728,487					$     1,488,469     $    1,447,858
                                                    ===============					===============					===============     ===============
Net income, basic and diluted, per BAC              $										.21						$											.21					$          	.44     $          .42
                                                    ===============					===============					===============     ===============
Weighted average number of BACs outstanding              3,374,222												3,374,222											3,374,222										3,374,222
                                                    ===============					===============					===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
STATEMENT OF PARTNERS CAPITAL (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2000
(UNAUDITED)


                                                                              General             				BAC
                                                                              Partner             Holders               Total
                                                                        --------------     ----------------     ---------------
Partners' Capital (Deficit)
	(excluding accumulated other comprehensive income)
	Balance at December 31, 1999 																																										$				(179,964)					$  		43,749,455						$   43,569,491
 Net income                                                                   	14,885          		1,473,584    		    	1,488,469
 Cash distributions paid or accrued 								                                	 (17,212)       		 (1,703,982)     			 (1,721,194)
                                                                        --------------     ----------------     ---------------
                                                                             (182,291)          43,519,057          43,336,766
                                                                        --------------     ----------------     ---------------
Accumulated other comprehensive income
 Balance at December 31, 1999                                                     165               16,360              16,525
 Other comprehensive income	                                                	   	 (47)            		(4,605)        	  	 (4,652)
                                                                        --------------     ----------------     ---------------
                                                                                  118            	  11,755              11,873
                                                                        --------------     ----------------     ---------------
Balance at June 30, 2000		 				                                       	 $    (182,173)     $    43,530,812      $   43,348,639
                                                                        ==============     ================     ===============

CAPITAL SOURCE L.P.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                           			For the Six 		 	    For the Six
                                                                                              Months Ended        Months Ended
                                                                                          	  June 30, 2000   	   June 30, 1999
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $   	1,488,469  	   $  		1,447,858
  Adjustments to reconcile net income to net cash
   from operating activities
    Equity in (earnings) losses of Operating Partnerships																																										(64,988)				     		 	50,000
    Amortization of discount on mortgage-backed securities                                        				(760)           		(1,346)
    (Increase) decrease in interest receivable																																																						(2,226)        		    5,755
    Decrease in other assets 																																																																								4,891	    	 							 2,178
    Decrease in accounts payable                  																																							        	(138,026) 	  					  (251,885)
                                                            	                                ---------------     ---------------
Net cash provided by operating activities 		                                                					1,287,360        			1,252,560
                                                                                           	 ---------------    	 ---------------
Cash flows from investing activities
 FHA Loan and GNMA principal payments received                                                  	 	184,778          	 	228,251
 Distributions received from Operating Partnerships																																																	64,988																-
 Investment in Operating Partnerships 																						                         																	-																(50,000)
 Deferred transaction costs paid							                                                           (159,911)            (42,205)
                                                                                            ---------------     ---------------
Net cash provided by investing activities                                                       	 		89,855         	 		136,046
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                                           		(1,721,194)      		 (1,721,194)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments           											                         (343,979)           (332,588)
Cash and temporary cash investments at beginning of period                                 	     8,658,997          	9,304,694
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $  	 8,315,018      $ 	  8,972,106
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)

1.Basis of Presentation

The accompanying interim unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange
Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  The financial statements
should be read in	conjunction with the financial statements and notes thereto
included in the Partnership's Annual Report on Form 10-K for the year ended
December 31, 1999.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30,
2000 and results of operations for all periods presented have been made.  The results of operations for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

2. Investment in Mortgage-Backed Securities

At June 30, 2000, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $592,357, $11,873 and $604,230, respectively. At June 30, 2000, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $34,652,967, $19,049 and $34,672,016, respectively.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)

Descriptions of the Partnership's mortgage-backed securities at June 30, 2000 are as follows:

                                          					               			    Number	 	 Interest				 					Maturity     						Carrying
  Type of Security and Name        					  Location              			of Units    	   Rate  		  								Date       						Amount
  ----------------------------------				  --------------------     --------    --------  		 -------------    	---------------
Held-to-Maturity
  GNMA Certificates:
     Misty Springs Apartments	            Daytona Beach, FL            128        8.75%	       06-15-2029    	$ 	 	4,204,245
     The Ponds at Georgetown	             Ann Arbor, MI                134        7.50%	       12-15-2029          2,390,251
     Waterman's Crossing	                 Newport News, VA             260       10.00%	       09-15-2028         10,783,263
     Water's Edge Apartments	             Lake Villa, IL               108        8.75%	       12-15-2028          4,982,297
  																																																																																																												---------------
																																																																																																																		22,360,056
		FHA Loans:
     Bluff Ridge Apartments	              Jacksonville, NC             108        8.72%	       11-15-2028	         3,449,015
     Highland Park Apartments	            Columbus, OH                 252        8.75%	       11-01-2028          8,843,896
  																																																																																																												---------------
																																																																																																																		12,292,911
																																																																																																														---------------
																																																																																																																		34,652,967
																																																																																																														---------------
Available-for-Sale
		GNMA Certificates:
     Pools of single-family mortgages 	                      	                    7.58%(1)   2008 to 2009     	     	322,903
     Pools of single-family mortgages 	                      	                    7.58%(1)	  2007 to 2008           	281,327
 																																																																																																													---------------
																																																																																								  											  														604,230
                                                                                              					 									 ---------------
  Balance at June 30, 2000                                                                              					$ 			35,257,197
                                                                                              							 								===============

  (1) Represents effective yield to the Partnership.


Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1999						                                                          								$   35,445,867
  Addition
   Amortization of discount on mortgage-backed securities					                                     												760
  Deductions
   FHA Loan and GNMA principal payments received                                               	  								(184,778)
   Change in net unrealized holding gains (losses) on available-for-sale
				mortgage-backed securities																																																																														(4,652)
                                                         											                          						---------------
Balance at June 30, 2000           																																																																	$			32,257,197
																																																																																											 								===============

3.	Investment in Operating Partnerships

The Partnership's investment in Operating Partnerships consists of interests in limited partnerships which own multifamily properties financed by the GNMA Certificates and FHA Loans held by the Partnership and are accounted for using the equity method. Currently, losses are recognized only to the extent of additional contributions, net of distributions received, to the Operating Partnerships by the Partnership. Any distributions received by the Partnership from the Operating Partnerships are recorded as income.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)

Descriptions of the Operating Partnerships held at June 30, 2000, are as follows:


                                                                                                       Carrying
Name                         	Location                 Partnership Name			                               Amount
------------------------      ---------------------    -----------------------------------------    ------------
Misty Springs Apartments	     Daytona Beach, FL        Cypress Landings II, Ltd.                    $      -
Fox Hollow Apartments	     			High Point, NC			        Fox Hollow Limited Partnership                      -
The Ponds at Georgetown	      Ann Arbor, MI            Ponds at Georgetown Limited Partnership             -
Waterman's Crossing	          Newport News, VA         Oyster Cove Limited Partnership                     -
Water's Edge Apartments	      Lake Villa, IL           Water's Edge Limited Partnership                    -
Bluff Ridge Apartments	       Jacksonville, NC         Bluff Ridge Associates Limited Partnership          -
Highland Park Apartments	     Columbus, OH             Interstate Limited Partnership                      -
                                                                                                    ------------
Balance at June 30, 2000                                                               	    							$	   	 -
                                                                                                    ============

Reconciliation of the carrying amount of the Operating Partnerships is as follows:

                                                                      			For the Six
                                                                									Months Ended
                                                                        June 30, 2000
                                                                       ---------------
Balance at beginning of year                  								                 $         -
	Addition
		Equity in earnings of Operating Partnerships                          						64,988
 Deduction
		Distributions received from Operating Partnerships																									(64,988)
				                                                                   ---------------
Balance at end of period                 					                         $         -
                                                                       ===============

4.	Transactions with Related Parties

The General Partners, certain of their affiliates and the Operating
Partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The General Partners are entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. For the quarter and six months ended June 30, 2000, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during these periods.

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses and costs reimbursed to the General Partner for the six months ended June 30, 2000, was $817,549 ($411,876 for the quarter ended June 30, 2000). These reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.






CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)

An affiliate of the General Partners has been retained to provide property management services for Waterman's Crossing, Misty Springs Apartments, Fox
Hollow Apartments and The Ponds at Georgetown. The fees for services provided were $51,427 and $101,165 for the quarter and six months ended June 30, 2000, respectively, and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

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

To resolve these lawsuits, the Partnership and affiliates, on April 24, 2000, entered into a settlement agreement (the Settlement) with the plaintiffs. The
Settlement remains subject to approval by the Court. In connection with the Settlement, which, if approved, will also result in the dismissal of the Book and Records Action, the Partnership submitted a revised transaction to BAC holders for approval on or about June 30, 2000. The complete terms of the Settlement, along with the updated consent solicitation material describing the revised merger transaction, was filed with the Securities and Exchange
Commission (the SEC) on or about June 15, 2000.
















Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations

The following discussion should be read in conjunction with all of the financial statements and notes included in Item 1 of this report as well as the Partnership's Annual Report on Form 10-K for the year ended December 31,
1999.

Liquidity and Capital Resources

At June 30, 2000, the Partnership owned: (i) four mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage
Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in four states; and (ii) two first mortgage loans insured as to principal and interest by the Federal Housing Administration
(FHA) on multifamily housing properties located in two states; and (iii)
Partnership Equity Investments in seven limited partnerships which own multifamily properties. Six of these properties are financed by GNMA
Certificates or FHA Loans. The remaining property was financed by an FHA Loan which was repaid to the Partnership in 1993. The GNMA Certificates, FHA Loans and Partnership Equity Investments are referred to as the "Permanent
Investments". The Partnership has also invested amounts in certain GNMA securities backed by pools of single-family mortgages (Reserve Investments).
The obligations of GNMA and FHA are backed by the full faith and credit of the United States government. The overall status of the Partnership's investments has remained relatively constant since December 31, 1999.

The following table shows the occupancy levels of the properties financed by the Partnership at June 30, 2000:


                                                                                                     Number     	   Percentage
                                                                                  Number         	of  Units         	of  Units
Property Name                     	         Location               	           of  Units          	Occupied         	 Occupied
-------------------------------             --------------------             ------------       ------------       ------------
Bluff Ridge Apartments                      Jacksonville, NC        	                108                	102           				94%
Fox Hollow Apartments 	                     High Point, NC	                          184	                181           				98%
Highland Park Apartments            	       Columbus, OH              	              252           	    	241         						96%
Misty Springs Apartments         	          Daytona Beach, FL                        128           	    	127             		99%
The Ponds at Georgetown                     Ann Arbor, MI              	             134            	   	133             		99%
Waterman's Crossing                         Newport News, VA        	                260            	   	258         	     99%
Water's Edge Apartments                     Lake Villa, IL                           108            	   	102				           94%
                                                                            -------------       ------------       ------------
	                                                                                  1,174	            		1,144               97%
                                                                            =============       ============       ============

Distributions

Cash distributions paid or accrued per BAC for the periods shown were as follows:


                                                                                            			 For the Six  	   		For the Six
                                                                                             	 Months Ended		     Months Ended
                                                                                           		 June 30, 2000		    June 30, 1999
                                                                                            ---------------     ---------------
Regular quarterly distributions
	Income				                                                                                 $        .4367	     $        .4248
	Return of capital				                                                                            	  .0683		             .0802
                                                                                            ---------------     ---------------
				                                                                                        $        .5050						$        .5050
                                                                                            ===============     ===============
Distributions
	Paid out of cash flow							                                                               $        .4719					 $        .5050
 Paid out of reserves																																																																																.0331																-
                                                                                            ---------------     ---------------
																																																																																												$								.5050						$								.5050
                                                                                            ===============    	===============

Regular quarterly distributions to BAC Holders consist primarily of interest received on FHA Loans and GNMA Certificates. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BAC Holders. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the six months ended June 30, 2000, $112,935 was withdrawn from reserves to supplement distributions to BAC Holders ($99,268 was withdrawn for the quarter ended June 30, 2000). The total amount held in reserves at June 30, 2000 was $8,890,065 of which $604,230 was invested in GNMA Certificates.

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

Results of Operations

Comparison of the Quarters Ended June 30, 2000 and June 30, 1999

Mortgage-backed securities income decreased slightly for the quarter ended June 30, 2000, compared to the same period in 1999 due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Interest income on temporary cash investments increased for the quarter ended June 30, 2000, compared to the same period in 1999 due to an increase in the average interest rate earned on reserve investments.

During the quarter ended June 30, 2000, the Partnership received a distribution of $49,500 from Highland Park Apartments whereas no such distribution was received from any of the Operating Partnerships during the comparable period in 1999. The Partnership recorded equity in earnings (losses) of Operating Partnerships for the respective periods to the extent of the additional investments in Operating Partnerships, net of distributions received. Accordingly, equity in earnings (losses) of Operating Partnerships increased $49,500 for the quarter ended June 30, 2000 compared to the same period in 1999.

Operating and administrative expenses increased for the quarter ended June 30, 2000, compared to the same period in 1999 primarily due to an increase in legal fees resulting from the defense of a purported class action lawsuit filed against the Partnership as more fully described in Note 5 to the financial statements. The increase in legal fees was partially offset by a decrease in salaries and related expenses.

Comparison of the Six Months Ended June 30, 2000 and June 30, 1999

Mortgage-backed securities income decreased slightly for the six months ended June 30, 2000, compared to the same period in 1999 due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Interest income on temporary cash investments increased for the six months ended June 30, 2000, compared to the same period in 1999 due to an increase in the average interest rate earned on reserve investments.

During the six months ended June 30, 2000, the Partnership received distributions totaling $64,988 from The Ponds at Georgetown and Highland Park Apartments whereas no such distributions were received from any of the Operating Partnerships during the comparable period in 1999. In addition, the Partnership did not make additional contributions to any Operating Partnerships during the six months ending June 30, 2000, while additional contributions totaling $50,000 were made to Waterman's Crossing and Misty Springs Apartments during the same period in 1999. The Partnership recorded equity in earnings (losses) of Operating Partnerships for the respective periods to the extent of the additional investments in Operating Partnerships, net of distributions received. Accordingly, equity in earnings (losses) of Operating Partnerships increased $114,988 for the six months ended June 30, 2000 compared to the same period in 1999.

Operating and administrative expenses increased for the six months ended June 30, 2000, compared to the same period in 1999 primarily due to an increase in legal fees resulting from the defense of a purported class action lawsuit filed against the Partnership as more fully described in Note 5 to the financial statements. The increase in legal fees was partially offset by a decrease in salaries and related expenses.

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

															To resolve these lawsuits, the Partnership and affiliates, on
															April 24, 2000, entered into a settlement agreement (the
															Settlement) with the plaintiffs.  The Settlement remains subject
														 to approval by the Court.  In connection with the Settlement,
															which, if approved, will also result in the dismissal of the
															Book	and Records Action, the Partnership submitted a
															revised transaction to BAC holders for approval on or about
															June 30, 2000.  The complete terms of the Settlement, along
															with the updated consent solicitation material describing the
														 revised merger transaction, was filed with the Securities and
               Exchange Commission (the SEC) on or about June 15, 2000.

															There are no other material pending legal proceedings to which
														 the Partnership is a party or to which any of its property is
															subject.

     Item 4.   Submission of Matters to a Vote of Security Holders.

															On or about June 30, 2000, the General Partners submitted a
															proposal for a merger of the Registrant with Capital Source II
															L.P.-A and America First Real Estate Investment Partners, L.P.
															for consent to the BAC holders without a meeting.  The
															solicitation is still pending and therefore, a final vote of
															the BAC holders has not been tabulated.

     Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               4(a) Agreement of Limited Partnership of Capital Source
                    L.P. (incorporated herein by reference from Exhibit A of the Prospectus contained in the Registrant's Post-Effective Amendment No. 3 dated May 15, 1986 to the Registration Statement on Form S-11 (Commission File No. 0-16497)).

               4(b) Amendment to the Capital Source L.P. Limited Partnership
																				Agreement (incorporated by reference to Exhibit 3.08 to
																				Post-Effective Amendment No. 1 to Registration Statement
																				on Form S-4 dated June 15, 2000 filed by America First
																				Real Estate Investments Partners, L.P. (Commission File No.
																				333-52117).

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
																				BROTHERS, INC., CAPITAL SOURCE
																				L.P., PAUL L. ABBOTT, and CAPITAL
																				SOURCE II, L.P.,
																				Defendants.

																				(incorporated herein by reference to Form 10-Q dated March
																				31, 2000 filed pursuant to Section 13 or 15(d) of the
																				Securities Exchange Act of 1934 by Capital Source L.P.
																				(Commission File No.  0-16497)).

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

Dated:  August 11, 2000