Form 10-Q
period 2000-09-30
CAPITAL SOURCE L P
filed 2000-11-13
CIK 775629

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended September 30, 2000 or

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
BALANCE SHEETS

                                                                                           	Sept. 30, 2000      Dec. 31, 1999
																																																																																													(unaudited)
                                                                                           ---------------     ---------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                $ 		8,117,102							$					8,658,997
 Investment in FHA Loans (Note 2)       		                                                   	12,268,350												12,340,447
 Investment in GNMA Certificates (Note 2) 								                                           	22,901,766												23,105,420
 Investment in Operating Partnerships (Note 3)                                                	   	 	-																		  -
 Interest receivable                                                                          	 	306,170															304,743
 Other assets                                                                                 	  817,077															457,866
                                                                                           ---------------     ---------------
                                                                                           $  44,410,465							$			44,867,473
                                                                                           ===============     ===============
Liabilities and Partners' Capital (Deficit)
	Liabilities
		Accounts payable (Note 4)	                                                              	$   		231,646	   		 $       420,860
		Distribution payable 		                         								                                    			860,597		             860,597
                                                                                           ---------------     ---------------
                                                                                          	 			1,092,243													1,281,457
                                                                                           ---------------     ---------------
 Partners' Capital (Deficit)
	 General Partner	                                                                           			(182,477)													(179,799)
  	Beneficial Assignment Certificate Holders
			($12.89 per BAC in 2000 and $12.97 in 1999)	                                       		  	 		43,500,699											 43,765,815
                                                                                           ---------------     ---------------
                                                                                          				43,318,222												43,586,016
                                                                                           ---------------     ---------------
                                                                                      				 $ 	44,410,465	  					$			44,867,473
                                                                                           ===============     ===============
The accompanying notes are an integral part of the financial statements.


CAPITAL SOURCE L.P.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                           For the		           For the        For the Nine        For the Nine
                                                     Quarter Ended		     Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 2000		    Sept. 30, 1999      Sept. 30, 2000      Sept. 30, 1999
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Mortgage-backed securities income  													   $						794,597						$							802,554					$    	2,389,928  	  $				2,415,026
 Interest income on temporary cash investments      							130,465														109,429					       	368,475            316,349
 Equity in earnings of Operating Partnerships 	         			105,158															59,755  				   	   170,146														9,755
 Other income                                       										-																				-												     		-			            	 2,000
                                                    ---------------     ---------------     ---------------     ---------------
                                                    					1,030,220														971,738					    		2,928,549 	  		   	2,743,130
Expenses
 Operating and administrative expenses (Note 4)    								204,497														117,480				        	614,357         		 441,014
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          							825,723														854,258						     2,314,192     	    2,302,116
Other comprehensive income:
	Unrealized holding gains (losses) on securities
		arising during the period																																  4,457														 (3,590)															(195)											(13,231)
                                                    ---------------     ---------------     ---------------     ---------------
Net comprehensive income																												$						830,180						$							850,668					$     2,313,997					$    2,288,885
                                                    ===============					===============					===============     ===============

Net income allocated to:
 General Partner                                   	$								8,257						$									8,543					$    	   23,142     $	      23,022
 Limited Partner                                   								817,466														845,715				      	2,291,050	         2,279,094
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $						825,723						$							854,258					$     2,314,192     $    2,302,116
                                                    ===============					===============					===============     ===============
Net income, basic and diluted, per BAC              $										.24						$											.26					$          	.68     $          .68
                                                    ===============					===============					===============     ===============
Weighted average number of BACs outstanding              3,374,222												3,374,222											3,374,222										3,374,222
                                                    ===============					===============					===============     ===============

The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
STATEMENT OF PARTNERS CAPITAL (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(UNAUDITED)


                                                                              General             				BAC
                                                                              Partner             Holders               Total
                                                                        --------------     ----------------     ---------------
Partners' Capital (Deficit)
	(excluding accumulated other comprehensive income)
	Balance at December 31, 1999 																																										$				(179,964)					$  		43,749,455						$   43,569,491
 Net income                                                                   	23,142          		2,291,050    		    	2,314,192
 Cash distributions paid or accrued 								                                	 (25,818)       		 (2,555,973)     			 (2,581,791)
                                                                        --------------     ----------------     ---------------
                                                                             (182,640)          43,484,532          43,301,892
                                                                        --------------     ----------------     ---------------
Accumulated other comprehensive income
 Balance at December 31, 1999                                                     165               16,360              16,525
 Other comprehensive income	(loss)                                          	   		 (2)            				(193)        	  			 (195)
                                                                        --------------     ----------------     ---------------
                                                                                  163            	  16,167              16,330
                                                                        --------------     ----------------     ---------------
Balance at September 30, 2000		                                       	 $    (182,477)     $    43,500,699      $   43,318,222
                                                                        ==============     ================     ===============

CAPITAL SOURCE L.P.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                           			For the Nine 		 	   For the Nine
                                                                                              Months Ended        Months Ended
                                                                                          	 Sept. 30, 2000   	  Sept. 30, 1999
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $   	2,314,192  	   $  		2,302,116
  Adjustments to reconcile net income to net cash
   from operating activities
    Equity in earnings of Operating Partnerships																																								          (170,146)				     		 	(9,755)
    Amortization of discount on mortgage-backed securities                                       			(1,112)           		(1,917)
    Decrease in interest receivable																																															            							1,427    	    		    3,337
    (Increase) decrease in other assets 																																																											(10,795)    	 						 26,038
    Decrease in accounts payable                  																																							        	(189,214) 	  					  (323,398)
                                                            	                                ---------------     ---------------
Net cash provided by operating activities 		                                                					1,944,352        			1,996,421
                                                                                           	 ---------------    	 ---------------
Cash flows from investing activities
 FHA Loan and GNMA principal payments received                                                  	 	276,668          	 	334,872
 Distributions received from Operating Partnerships																																																170,146														59,755
 Investment in Operating Partnerships 																						                         																	-																(50,000)
 Deferred transaction costs paid							                                                           (351,270)               -
                                                                                            ---------------     ---------------
Net cash provided by investing activities                                                       	 		95,544         	 		344,627
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                                           		(2,581,791)      		 (2,581,791)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments           											                         (541,895)           (240,743)
Cash and temporary cash investments at beginning of period                                 	     8,658,997          	9,304,694
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $  	 8,117,102      $ 	  9,063,951
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

1. Basis of Presentation

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
included in the Partnership's Annual Report on Form 10-K for the year ended
December 31, 1999.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September
30, 2000 and results of operations for all periods presented have been made.
The results of operations for the three and nine-month periods ended September
30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

2. Investment in Mortgage-Backed Securities

At September 30, 2000, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $564,264, $16,330 and $580,594, respectively. At September 30, 2000, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $34,589,521, $19,008 and $34,608,529, respectively.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

Descriptions of the Partnership's mortgage-backed securities at September 30, 2000 are as follows:

                                          					               			    Number	 	 Interest				 					Maturity     						Carrying
  Type of Security and Name        					  Location              			of Units    	   Rate  		  								Date       						Amount
  ----------------------------------				  --------------------     --------    --------  		 -------------    	---------------
Held-to-Maturity
  GNMA Certificates:
     Misty Springs Apartments	            Daytona Beach, FL            128        8.75%	       06-15-2029    	$ 	 	4,196,600
     The Ponds at Georgetown	             Ann Arbor, MI                134        7.50%	       12-15-2029          2,385,037
     Waterman's Crossing	                 Newport News, VA             260       10.00%	       09-15-2028         10,766,747
     Water's Edge Apartments	             Lake Villa, IL               108        8.75%	       12-15-2028          4,972,788
  																																																																																																												---------------
																																																																																																																		22,321,172
		FHA Loans:
     Bluff Ridge Apartments	              Jacksonville, NC             108        8.72%	       11-15-2028	         3,442,143
     Highland Park Apartments	            Columbus, OH                 252        8.75%	       11-01-2028          8,826,207
  																																																																																																												---------------
																																																																																																																		12,268,350
																																																																																																														---------------
																																																																																																																		34,589,522
																																																																																																														---------------
Available-for-Sale
		GNMA Certificates:
     Pools of single-family mortgages 	                      	                    7.58%(1)   2008 to 2009     	     	304,101
     Pools of single-family mortgages 	                      	                    7.58%(1)	  2007 to 2008           	276,493
 																																																																																																													---------------
																																																																																								  											  														580,594
                                                                                              					 									 ---------------
  Balance at September 30, 2000                                                                             		$ 		35,170,116
                                                                                              							 								===============

  (1) Represents effective yield to the Partnership.


Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1999						                                                          								$   35,445,867
  Addition
   Amortization of discount on mortgage-backed securities					                                     										1,112
  Deductions
   FHA Loan and GNMA principal payments received                                               	  								(276,668)
   Change in net unrealized holding gains (losses) on available-for-sale
				mortgage-backed securities																																																																																(195)
                                                         											                          						---------------
Balance at September 30, 2000           																																																												$			35,170,116
																																																																																											 								===============

3.	Investment in Operating Partnerships

The Partnership's investment in Operating Partnerships consists of interests in limited partnerships which own multifamily properties financed by the GNMA Certificates and FHA Loans held by the Partnership and is accounted for using the equity method. Currently, losses are recognized only to the extent of additional contributions, net of distributions received, to the Operating Partnerships by the Partnership. Any distributions received by the Partnership from the Operating Partnerships are recorded as income.

CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

Descriptions of the Operating Partnerships held at September 30, 2000, are as follows:


                                                                                                       Carrying
Name                         	Location                 Partnership Name			                               Amount
------------------------      ---------------------    -----------------------------------------    ------------
Misty Springs Apartments	     Daytona Beach, FL        Cypress Landings II, Ltd.                    $      -
Fox Hollow Apartments	     			High Point, NC			        Fox Hollow Limited Partnership                      -
The Ponds at Georgetown	      Ann Arbor, MI            Ponds at Georgetown Limited Partnership             -
Waterman's Crossing	          Newport News, VA         Oyster Cove Limited Partnership                     -
Water's Edge Apartments	      Lake Villa, IL           Water's Edge Limited Partnership                    -
Bluff Ridge Apartments	       Jacksonville, NC         Bluff Ridge Associates Limited Partnership          -
Highland Park Apartments	     Columbus, OH             Interstate Limited Partnership                      -
                                                                                                    ------------
Balance at September 30, 2000                                                               	    			$	   	 -
                                                                                                    ============

Reconciliation of the carrying amount of the Operating Partnerships is as follows:

Balance at December 31, 1999                  								                 $         -
	Addition
		Equity in earnings of Operating Partnerships                          					170,146
 Deduction
		Distributions received from Operating Partnerships																								(170,146)
				                                                                   ---------------
Balance at September 30, 2000            					                         $         -
                                                                       ===============

4.	Transactions with Related Parties

The General Partners, certain of their affiliates and the Operating
Partnerships' general partners have received or may receive fees, compensation, income, distributions and payments from the Partnership in connection with the offering and the investment, management and sale of the Partnership's assets (other than disclosed elsewhere) as follows.

The General Partners are entitled to receive an asset management and partnership administration fee equal to 0.5% of invested assets per annum, payable only during such years that an 8% return has been paid to investors on a noncumulative basis. Any unpaid amounts will accrue and be payable only after a 13% annual return to investors has been paid on a cumulative basis and the investors have received the return of their capital contributions. For the quarter and nine months ended September 30, 2000, distributions to investors represented less than an 8% return; accordingly, no fees were paid or accrued during these periods.

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by a General Partner or an affiliate and reimbursed by the Partnership. The amount of such expenses and costs reimbursed to the General Partner for the nine months ended
September 30, 2000, was $1,149,859 ($332,310 for the quarter ended September
30, 2000). Such reimbursed expenses included in this footnote are presented on a cash basis and do not reflect accruals made at quarter end which are reflected in the accompanying financial statements.








CAPITAL SOURCE L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

An affiliate of the General Partners has been retained to provide property management services for Waterman's Crossing, Misty Springs Apartments, Fox
Hollow Apartments and The Ponds at Georgetown. The fees for services provided were $51,406 and $152,571 for the quarter and nine months ended September 30, 2000, respectively, and represented the lower of costs incurred in providing management of the property or customary fees for such services determined on a competitive basis.

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

To resolve these lawsuits, the Partnership and affiliates, on April 24, 2000, entered into a settlement agreement (the Settlement) with the plaintiffs. The
Settlement remains subject to approval by the Court. The complete terms of the Settlement, along with the updated consent solicitation material describing the revised merger transaction, was filed with the Securities and Exchange Commission (the SEC) on or about June 15, 2000. In connection with the Settlement, which, if approved, will also result in the dismissal of the Books and Records Action, the Partnership submitted a revised transaction to BAC holders for approval on or about June 30, 2000. On October 2, 2000, the
BAC holders of both the Partnership and Capital Source II L.P.-A approved the revised transaction. In accordance with the Settlement, the parties to this litigation sent a court-approved settlement notice to the class members on or about November 10, 2000. This notice described the terms of the Settlement and also notified the class that the Court will hold a hearing on December 19, 2000 to consider whether to approve the Settlement.










Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations

The following discussion should be read in conjunction with all of the financial statements and notes included in Item 1 of this report as well as the Partnership's Annual Report on Form 10-K for the year ended December 31,
1999.

Liquidity and Capital Resources

At September 30, 2000, the Partnership owned: (i) four mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage
Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in four states; and (ii) two first mortgage loans insured as to principal and interest by the Federal Housing Administration
(FHA) on multifamily housing properties located in two states; and (iii)
Partnership Equity Investments in seven limited partnerships which own multifamily properties. Six of these properties are financed by GNMA
Certificates or FHA Loans. The remaining property was financed by an FHA Loan which was repaid to the Partnership in 1993. The GNMA Certificates, FHA Loans and Partnership Equity Investments are referred to as the "Permanent
Investments". The Partnership has also invested amounts in certain GNMA securities backed by pools of single-family mortgages (Reserve Investments).
The obligations of GNMA and FHA are backed by the full faith and credit of the United States government. The overall status of the Partnership's investments has remained relatively constant since December 31, 1999.

The following table shows the occupancy levels of the properties financed by the Partnership at September 30, 2000:


                                                                                                     Number     	   Percentage
                                                                                  Number         	of  Units         	of  Units
Property Name                     	         Location               	           of  Units          	Occupied         	 Occupied
-------------------------------             --------------------             ------------       ------------       ------------
Bluff Ridge Apartments                      Jacksonville, NC        	                108                	107           				99%
Fox Hollow Apartments 	                     High Point, NC	                          184	                184           			100%
Highland Park Apartments            	       Columbus, OH              	              252           	    	244         						97%
Misty Springs Apartments         	          Daytona Beach, FL                        128           	    	128             	100%
The Ponds at Georgetown                     Ann Arbor, MI              	             134            	   	133             		99%
Waterman's Crossing                         Newport News, VA        	                260            	   	255         	     98%
Water's Edge Apartments                     Lake Villa, IL                           108            	   	 98				           91%
                                                                            -------------       ------------       ------------
	                                                                                  1,174	            		1,149               98%
                                                                            =============       ============       ============

Distributions

Cash distributions paid or accrued per BAC for the periods shown were as follows:


                                                                                            			For the Nine  	   		For the Nine
                                                                                             	 Months Ended		      Months Ended
                                                                                           		Sept. 30, 2000		    Sept. 30, 1999
                                                                                            ---------------     ---------------
Regular quarterly distributions
	Income				                                                                                 $        .6790	     $        .6754
	Return of capital				                                                                            	  .0785		             .0821
                                                                                            ---------------     ---------------
				                                                                                        $        .7575						$        .7575
                                                                                            ===============     ===============
Distributions
	Paid out of cash flow							                                                               $        .7102					 $        .7575
 Paid out of reserves																																																																																.0473																-
                                                                                            ---------------     ---------------
																																																																																												$								.7575						$								.7575
                                                                                            ===============    	===============

Regular quarterly distributions to BAC Holders consist primarily of interest received on FHA Loans and GNMA Certificates. Additional cash for distributions is received from other investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BAC Holders. The Partnership is permitted to replenish reserves with cash flows in excess of distributions paid. For the nine months ended September 30, 2000, $161,077 was withdrawn from reserves to supplement distributions to BAC
Holders ($48,142 was withdrawn for the quarter ended September 30, 2000). The total amount held in reserves at September 30, 2000 was $8,818,286 of which $580,594 was invested in GNMA Certificates.

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

Results of Operations

Comparison of the Quarters Ended September 30, 2000 and September 30, 1999

Mortgage-backed securities income decreased slightly for the quarter ended September 30, 2000, compared to the same period in 1999 due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Interest income on temporary cash investments increased approximately $21,000 for the quarter ended September 30, 2000, compared to the same period in 1999 due to an increase in the average interest rate earned on reserve investments.

Equity in earnings of Operating Partnerships increased $45,403 for the quarter ended September 30, 2000 compared to the same period in 1999. This increase is the result of an increase in excess cash flow received from Water's Edge Apartments to $105,158 for the quarter ended September 30, 2000, up from $59,755 for the comparable period of 1999. The Partnership recorded equity in earnings of Operating Partnerships for the respective periods to the extent of distributions received from the Operating Partnerships, net of additional investments.

Operating and administrative expenses increased approximately $87,000 for the quarter ended September 30, 2000, compared to the same period in 1999 primarily due to an increase in legal fees resulting from the defense of a purported class action lawsuit filed against the Partnership as more fully described in Note 5 to the financial statements. Also contributing to the increase in operating and administrative expenses was an increase in salaries and related expenses.

Comparison of the Nine Months Ended September 30, 2000 and September 30, 1999

Mortgage-backed securities income decreased slightly for the nine months ended September 30, 2000, compared to the same period in 1999 due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Interest income on temporary cash investments increased approximately $52,000 for the nine months ended September 30, 2000, compared to the same period in 1999 due to an increase in the average interest rate earned on reserve investments.

During the nine months ended September 30, 2000, the Partnership received distributions totaling $170,146 from The Ponds at Georgetown, Highland Park Apartments and Water's Edge Apartments compared to $59,755 received from Water's Edge Apartments during the comparable period of 1999. In addition, the Partnership did not make additional contributions to any Operating Partnerships during the nine months ending September 30, 2000, while additional contributions totaling $50,000 were made to Waterman's Crossing and Misty Springs Apartments during the same period in 1999. The Partnership recorded equity in earnings of Operating Partnerships for the respective periods to the extent of distributions received from the Operating Partnerships, net of additional investments. Accordingly, equity in earnings of Operating Partnerships increased $160,391 for the nine months ended September 30, 2000 compared to the same period in 1999.

Operating and administrative expenses increased approximately $173,000 for the nine months ended September 30, 2000, compared to the same period in 1999 primarily due to an increase in legal fees resulting from the defense of a purported class action lawsuit filed against the Partnership as more fully described in Note 5 to the financial statements. Also contributing to the increase in operating and administrative expenses was an increase in salaries and related expenses.

New Accounting Pronouncement

The Partnership plans to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) effective January 1, 2001. Management is currently evaluating the effects of adopting this statement and does not anticipate that such adoption will have a material impact on the financial statements of the Partnership.

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

															To resolve these lawsuits, the Partnership and affiliates, on
															April 24, 2000, entered into a settlement agreement (the
															Settlement) with the plaintiffs.  The Settlement remains subject
														 to approval by the Court.  The complete terms of the Settlement,
														 along with the updated consent solicitation material describing
															the revised merger transaction, was filed with the Securities
														 and Exchange Commission (the SEC) on or about June 15, 2000.  In
														 connection with the Settlement, which, if approved, will also
														 result in the dismissal of the Books	and Records Action, the
														 Partnership submitted a revised transaction to BAC holders for
														 approval on or about June 30, 2000.  On October 2, 2000, the
               BAC holders of both the Partnership and Capital Source II L.P.-A approved the revised transaction.  In accordance with the
               Settlement, the parties to this litigation sent a court-approved settlement notice to the class members on or about November 10,
               2000.  This notice described the terms of the Settlement
               and also notified the class that the Court will hold a hearing
														 on December 19, 2000 to consider whether to approve the
														 Settlement.

															There are no other material pending legal proceedings to which
														 the Partnership is a party or to which any of its property is
															subject.

     Item 4.   Submission of Matters to a Vote of Security Holders.

									     	A Prospectus/Consent Solicitation Statement dated June 30,
               2000, was sent to the BAC holders during the third quarter
														 asking for their consent to a proposed merger of the
														 Partnership.  No meeting was held in connection with the consent
														 solicitation.  The following table sets forth the item that
															the BAC holders were asked to vote upon and the results of the
														 vote as of October 2, 2000, the date on which the consent
														 solicitation was terminated:

               Proposal	                                 Results

															A proposal to approve of the              For:	     	1,702,640
														 Partnership's participation in
														 the proposed consolidation by             Against:		   435,925
														 merger with Capital Source II
															L.P. and America First Real               Abstain:		    69,132
															Estate Investment Partners,
														 L.P.

               Accordingly, the merger has been approved by the BAC holders of
														 the Partnership.  The merger was also approved by the BAC
														 holders of Capital Source II L.P.-A.  The merger remains subject
														 to a number of conditions, including the approval by the
														 Delaware Court of Chancery of a settlement agreement relating to
														 the legal proceeding described in Item 1.

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

Dated:  November 10, 2000